Form 10-Q
period 1997-09-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1997-11-12
CIK 851720

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarterly period ended
                             September 30, 1997

Commission file No. 0-20870

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   Security Associates International, Inc.
           (Exact name of Registrant as specified in its charter)

Delaware                                            87-0467198
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


2101 South Arlington Heights Road, Suite 100, Arlington Heights, Illinois 60005-4142
         (Address of principal executive office, including zip code)

                               (847) 956-8650
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [  ]    NO  [X]

As of November 11, 1997 the Registrant had outstanding 5,100,730 shares of its $.001 par value Common Stock.

                   Security Associates International, Inc.

                      Quarter Ended September 30, 1997

                                    INDEX



Part I - FINANCIAL INFORMATION                                             PAGE
Item 1     Financial Statements.

           Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                             2

           Consolidated Statements of Operations for the three months
           and nine months ended September 30, 1997 and 1996                 3

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1997 and 1996                                 4

           Notes to Financial Statements                                     5


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        7


Part II - OTHER INFORMATION


Item 6           Exhibits and Reports on
                 Form 8-K.........................................           9

SIGNATURES       .................................................          10


Financial Information
Item 1.  Financial Statements

                        PART 1. FINANCIAL INFORMATION

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


          ASSETS                        SEPTEMBER 30, 1997    DECEMBER 31, 1996
CURRENT ASSETS:
Cash                                       $    527,233          $    632,355
Accounts receivable, net                      1,991,486             1,332,990
Notes receivable                                   -                   25,180
Other current assets                            217,143               236,872
                                           ----------------------------------

    Total current assets                      2,735,862             2,227,397
                                           ----------------------------------
FIXED ASSETS, net                          $    609,348               417,899

Contract rights to monitor security
  systems, net of                            11,813,555             6,606,126
Goodwill                                      7,040,056             6,666,373
Other assets, net                               620,234               614,928
                                           ----------------------------------
    Total other assets                       19,473,845            13,887,427
                                           ----------------------------------
                                           ----------------------------------
    TOTAL ASSETS                           $ 22,819,055          $ 16,532,723
                                           ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                           $    436,061          $   615,775
Note payable for acquisition                       -               3,721,131
Current maturities of long-term
  notes payable                                 787,558              413,227
Current maturities of notes payable -
  related parties                                  -                 136,000
Accrued expenses                              1,476,743              439,660
Unearned revenue                              2,086,506            1,409,796
Other                                              -                   9,322
                                           ----------------------------------
    Total current liabilities                 4,786,868            6,744,911
                                           ----------------------------------
NOTES PAYABLE, net of current maturities     14,067,037            8,019,348
Subordinated Debt                             4,950,000              500,000
                                           ----------------------------------
    Total liabilities                        23,803,905           15,264,259
                                           ----------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $10.00 par
value; 35,478 shares and 40,473 shares
outstanding on December 31, 1996 and
September 30, 1997, respectively
(liquidation value of $8,869,500
at December 31, 1996 and $10,118,250
at September 30, 1997);                         404,730              354,780
12% redeemable preferred stock, $10.00
par value; 344,165 shares
outstanding on December 31, 1996
and September 30, 1997                        3,441,650            3,441,650
Common stock, $.001 par value;
50,000,000 shares authorized; 3,699,375
and 4,198,875 shares outstanding on
December 31, 1996 and September
30, 1997, respectively                            4,199                3,699
Additional paid-in capital                    4,349,189            3,958,080
Retained deficit                             (9,184,618)          (6,489,745)
                                           ----------------------------------
    Total stockholders' equity
      (deficit)                            $   (984,850)         $ 1,268,464
                                           ----------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                        $ 22,819,055          $16,532,723
                                           =================================

     The accompanying notes are an integral part of these balance sheets

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED    THREE MONTHS ENDED    NINE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30, 1997    SEPTEMBER 30, 1996    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
REVENUES:
Monitoring fees                     $     2,646,427          $    622,655         $    7,323,247        $    2,208,590
Membership fees and other                    14,670                27,470                 93,767                95,512
                                    ---------------------------------------------------------------------------------
  Total revenues                          2,661,097               650,125             7,417,014             2,304,102
                                    ---------------------------------------------------------------------------------
EXPENSES:
General, selling and administrative       2,008,856               571,286             5,701,088             1,723,483
Amortization and depreciation               707,017               246,161             1,708,216               696,119
Loss from disposition of
  contract rights                           438,629                36,378             1,078,977               121,353
                                    ---------------------------------------------------------------------------------
  Total expenses                          3,154,502               853,825             8,488,281             2,540,955
                                    ---------------------------------------------------------------------------------
  Loss from operations                     (493,405)             (203,700)           (1,071,267)             (236,853)
Interest expense net                        494,295               322,793             1,313,857               792,720
                                    ---------------------------------------------------------------------------------
  Loss before income in equity of
    joint venture                          (987,700)             (526,493)           (2,385,124)           (1,029,573)
INCOME IN EQUITY OF JOINT VENTURE            -                     74,024                -                    257,447
                                    ---------------------------------------------------------------------------------
  Loss before taxes                        (987,700)             (452,469)           (2,385,124)             (772,126)
PROVISION FOR INCOME TAXES                   -                     -                     -                     -
                                    ---------------------------------------------------------------------------------
  Net loss                                 (987,700)             (452,469)           (2,385,124)             (772,126)
DIVIDENDS ACCRUED ON PREFERRED
  STOCK                                     103,250                -                    309,749                -
                                    ---------------------------------------------------------------------------------
  Net loss available to common
    stockholders                    $    (1,090,950)             (452,469)       $   (2,694,873)       $     (772,126)
                                    =================================================================================
NET LOSS PER SHARE                           ($0.27)               ($0.12)               ($0.67)               ($0.21)
                                    =================================================================================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 4,034,292             3,669,137             4,034,292             3,669,137
                                    =================================================================================




       The accompanying notes are an intergal part of these statements

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                              ($2,385,124)           (772,127)
Adjustments to reconcile net loss
  to net cash used for
  operating activities-
    Income in equity of joint venture         -                  (257,447)
    Amortization and depreciation           1,708,216             696,119
    Loss from disposition of
      contract rights                       1,078,977             121,353
    Changes in assets and liabilities-
      Accounts Receivables, net              (676,496)           (908,391)
      Other current assets                     19,729             (20,480)
      Other long - term assets                (94,704)            -
      Accounts payable                       (179,714)             30,972
      Accrued expenses                      1,037,083            (126,126)
      Unearned revenue                        350,403             902,590
      Other current liabilities                (9,322)            (25,179)
                                         --------------------------------
        Net cash provided by (used for)
           operating activities               849,048            (358,716)
                                         --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of contract rights to
      monitor security systems, net        (6,084,417)           (773,324)
    Purchase of fixed assets                 (284,904)            (40,860)
    Cash paid for acquisitions, net          (896,590)         (1,769,469)
                                         --------------------------------
        Net cash used for investing
          activities                       (7,265,911)         (2,583,653)
                                         --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of
      capital stock                           441,559           1,714,261
    Dividends declared on
      preferred stock                        (309,749)            -
    Proceeds from notes receivable
      from stockholders                        25,180             -
    Payment of notes payable to
      related parties                        (136,000)            (98,742)
    Proceeds from notes payable to
      related parties                       4,450,000             -
    Payment of notes payable               (4,675,485)           (504,582)
    Proceeds from notes payable             6,516,236           2,607,601
                                         --------------------------------
        Net cash provided by financing
          activities                        6,311,741           3,718,538
                                         --------------------------------
INCREASE (DECREASE) IN CASH                  (105,122)            776,169
CASH, beginning of the period                 632,355              53,818
                                         --------------------------------
CASH, end of period                      $    527,233         $   829,987
                                         ================================

       The accompanying notes are an integral part of these statements

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997


NOTE 1.  BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included.


The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's S-1 registration statement filed with the Securities and Exchange Commission, which was declared effective on October 20, 1997.


NOTE 2. STATEMENTS OF CASH FLOWS

The supplemental schedule of noncash activities for the nine months ended September 30, 1997 and 1996 includes the following:


                                                             1997        1996
Supplemental schedule of cash flow information-
     Cash paid during the period for interest            $  882,430  $  792,720
Supplemental schedule of noncash activities-
     Assumption of liabilities in acquisition                  -      1,355,168
     Purchase of contract rights with notes                 860,138      75,850
     Purchase of contract rights with deferred revenue      326,307           -


NOTE 3.  SUBSEQUENT EVENTS

On October 24, 1997 the Company entered into a letter of intent to purchase Telecommunications Associates Group, Inc. (ERC) a Cleveland based third party monitoring central station which also operates a central station in Austin, Texas. The acquisition is expected to be completed in the fourth quarter of 1997 and will be accounted for under the purchase method.

Stock options representing 876,155 shares (742,155 shares owned by management) were exercised from October 21, 1997 to date for $563,829.

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock, and Statement No. 129, Disclosure of Information about Capital Structure which continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Statement No. 128 supercedes the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The statements are effective for financial statements for periods ending after December 15, 1997. Management believes that the adoption of these statements will not have a material effect on the quarters presented.

In the second quarter of 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other nonowner changes in equity. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of the statement will not have a material effect on the quarters presented.

During the third quarter of 1997, The Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which expands the criteria for disclosing segment information. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of the statement will not have a material effect on the quarters presented.

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

For the three months ended September 30, 1997, revenues of the Company were $2,661,097 compared to $650,125 for the same period of the prior year. This represents an increase of $2,010,972 or 309.32%. The increase is a result of the consolidation of central station monitoring operations in the third quarter of 1996, the acquisition of AMJ central station in December, 1996, the acquisition of Northern Central central station in February, 1997 and an increase of over 6,000 owned Accounts in the Company's owned Account portfolio.


General, selling and administrative expenses for the three months ended September 30, 1997 increased by $1,437,570 or 251.64% over the same period in the prior year. The increase was primarily caused by increases in salary and related expenses attributable to the expansion of central station operations and the Company hiring additional personnel to manage the Company's rapid growth.

The increase of $460,856 in amortization and depreciation expenses is related to the increase in the contract rights purchased and the increased amortization of goodwill due to the acquisitions in the third and fourth quarters of 1996 and the first quarter of 1997.

The increase in the loss from the disposition of contract rights from $36,378 to $438,629 is attributable to the increase in the Account portfolio during the period and an increase in the attrition rate to 8.5% primarily due to two account portfolios in which the Company experienced attrition rates exceeding 40%. Accordingly, the remaining net book value on these account purchases was reduced to 18 months and a write off of $145,969 was taken against these two portfolios at June 30,1997.

Interest expense increased from $322,793 to $494,295 between periods as the Company increased its debt level by $6,154,751 to finance the three central station acquisitions and the purchase of Accounts.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

For the nine months ended September 30, 1997, revenues of the Company were $7,417,014 compared to $2,304,102 for the same period of the prior year. This represents an increase of $5,112,912 or 221.90%. The increase is a result of the consolidation of central station monitoring operations in the third quarter of 1996, the acquisition of AMJ central station in December, 1996, the acquisition of Northern Central central station in February, 1997 and an increase of over 6,000 owned Accounts in the Company's owned Account portfolio.

General, selling and administrative expenses for the nine months ended September 30, 1997 increased by $3,977,605 or 230.79% over the same period in the prior year. The increase was primarily caused by increases in salary and related expenses attributable to the expansion of central station operations and the Company hiring additional management to control the Company's rapid growth.

The increase of $1,012,097 in amortization and depreciation expenses is related to the increase in the contract rights purchased and the increased amortization of goodwill due to the acquisitions in the third and fourth quarters of 1996 and the first quarter of 1997.


The increase in the loss from the disposition of contract rights from $121,353 to $1,078,977 is attributable to the increase in the Account portfolio during the period and an increase in the attrition rate to 8.5% from approximately 6%. This is primarily due to two account portfolios in which the Company experienced attrition rates exceeding 40%. Accordingly, the remaining net book value on these account purchases was reduced to 18 months and a write off of $145,969 was taken against these two portfolios at June 30,1997.

Interest expense increased from $792,720 to $1,313,857 between periods as the Company increased its debt level by $6,154,751 to finance the three central station acquisitions and the purchase of Accounts.



LIQUIDITY AND CAPITAL RESOURCES

Since 1994, the Company has financed its operations and growth from a combination of borrowings under the Company's credit facilities and sales of stock. The Company's principal uses of cash are the acquisition of subscriber Account portfolios and acquisition of central monitoring stations. The Company has entered into a letter of intent to purchase Telecommunications Associates Group, Inc. (ERC) a Cleveland based third party monitoring central station which also operates a central station in Texas. The acquisition is expected to be completed in the fourth quarter of 1997 and will be financed primarily through the capital raised as stock options and warrants are exercised. Approximately $4.8 million in capital will be raised through the options and warrants. The remainder of the purchase price will be financed under the Company's current credit facility. The Company's credit facility will be increased to $30 million from $15 million to provide the Company with additional financing in order to continue to acquire Account portfolios.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

                         PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    (27) Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.


                                   Item 6.
                                 Exhibit 27
                           Financial Data Schedule
                             September 30, 1997

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Security Associates International, Inc.


Date:  November 11, 1997                   By:/s/ James S. Brannen
                                           President and
                                           Chief Executive Officer

Date:  November 11, 1997                   By:/s/  Daniel S. Zittnan
                                           Chief Financial Officer