Form 10-K405
period 1997-01-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1998-02-23
CIK 851720

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(MARK ONE)
   X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 -----                 OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 -----               OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER  0-20870

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
             (Exact name of registrant as specified in the charter)



           DELAWARE                                            87-0467198
  (State or other Jurisdiction                               (IRS Employer
       of incorporation)                                 Identification No.)


2101 SOUTH ARLINGTON HEIGHTS ROAD,                             60005-4142
              SUITE 100                                        (Zip Code)
     ARLINGTON HEIGHTS, ILLINOIS
(Address of Principal Executive Offices)


       Registrant's telephone number including area code: (847) 956-8650

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share

         Warrants to purchase Common Stock, par value $0.001 per share


                                (Title of Class)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----
     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the OTC Bulletin Board on February 12, 1998 was $21,846,778.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement is expected to be filed with the Commission not later than March 15, 1998, for the annual meeting of stockholders, expected to be held on or about April 28, 1998, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Security Associates International, Inc. ("Security Associates" or the "Company") provides security alarm monitoring services for both residences and businesses. These services are provided either directly to "Accounts" (which are contracts to provide monitoring services) owned by the Company or to Accounts owned by third parties, who are largely independent alarm system sales and installation organizations ("Dealers"). The Company's ability to capture monitoring business is enhanced and supported by a network of approximately 2,000 Dealers to which the Company provides industry-related education relating to technology, finance, management and marketing (the "Dealer Network").

     The Company was incorporated in 1990 as an Illinois corporation and, through a merger in 1992, became a Delaware corporation. The Company's original stockholders were thirty independent alarm Dealers, in addition to its four founding stockholders. Three of the Company's four founders are still active in the management of the Company: Ronald I. Davis, Chairman of the Board of Directors, James S. Brannen, President, and Stephen Rubin, Senior Vice President. The Company conducts its operations through six wholly-owned operating subsidiaries. Monitor Service Group, L.L.C. acquires and owns the Company's Accounts. Monitoring is conducted through four entities which operate central monitoring stations: Security Associates Command Center II, L.L.C. which owns and operates a central station located in Grand Rapids, Michigan ("Grand Rapids Station"), All-Security Monitoring Services, L.L.C. which owns and operates a central monitoring station located in Des Plaines, Illinois ("Des Plaines Station"); AMJ Central Station Corporation, Inc., which owns and operates a central monitoring station located in Pompano Beach, Florida ("Pompano Beach Station"); and Telecommunications Associates Group, Inc. ("TAG") which owns and operates central monitoring stations located in Euclid, Ohio ("Cleveland Station") and Austin, Texas ("Austin Station"). On June 9, 1997, the Company formed Alarm Funding Corporation, as the entity through which it offers its loan program for Dealers. See "Dealer Financing Programs-Dealer Loan Program."

     The Company also owns three wholly-owned non-operating subsidiaries, MCAP Investors, Inc., Winnetka Investors, Inc. and RMR Management Corporation.
These subsidiaries were the entities through which prior to September 1996, outside investors owned a controlling interest in the Company's operating subsidiaries. In September 1996, concurrent with a $5 million debt and equity investment by a new investor, the Company redeemed all of the interests of the outside investors with the result that all of the Company's subsidiaries are now wholly-owned (in some cases through other wholly-owned subsidiaries) by the Company. In the first quarter of 1998, all of these companies will be merged into the Company as part of the Company's efforts to reduce costs. Also in the first quarter of 1998, all of the Accounts monitored at the Grand Rapids Station will be transferred to TAG, and Security Associates Command Center II, L.L.C. ("SACC") will be dissolved or merged into another of the Company's subsidiaries. See "Certain Relationships and Related Transactions."

     Security Associates' revenues generally consist of recurring monthly revenue ("RMR") payments under written contracts to provide Account monitoring services. For the year ended December 31, 1997, the Company derived approximately 45% of its monitoring revenues from monitoring Company owned Accounts and approximately 55% of its revenues from monitoring Dealer owned Accounts. Total revenues increased from $699,154 for the fiscal year ended December 31, 1993 to $10,814,087 for the fiscal year ended December 31, 1997. Operating income decreased from a loss of $944,311 for the fiscal year ended December 31, 1993 to a loss of $2,662,040 for the fiscal year ended December 31, 1997. The Company's loss per share of Common Stock for the fiscal year ended December 31, 1997, was $1.16 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of December 31, 1997, Security Associates owned a total of 24,311 Accounts, of which 2,178 Accounts are monitored by other central stations. From January 1, 1993 through December 31, 1997, the Company acquired 22,987 Accounts (net of attrition). During the year ended December 31, 1997, the Company acquired 12,018 Accounts. As a result, the RMR that the Company is entitled to receive from owned Accounts has increased from $28,388 ($340,656 annualized) as of December 31, 1992 to $552,853 ($6,634,236 annualized) as of December 31, 1997.

     As of December 31, 1997, the Company monitors a total of 227,983 Accounts from its five central monitoring stations: 205,850 of the Accounts are owned by 1,346 Dealers and 22,133 of the Accounts are owned by the Company. From January 1, 1993 through December 31, 1997, the number of owned and/or monitored
Accounts increased from 12,301 to 230,161.   During the year ended December 31,
1997, the Company provided monitoring services to 117,217 additional Accounts as compared to 1996. The Company's RMR from monitoring Dealer owned Accounts has increased from $59,253 ($711,036 annualized) as of December 31, 1992 to $739,953 ($8,879,436 annualized) as of December 31, 1997. The Company estimates that its central monitoring stations are capable of monitoring 350,000 Accounts without requiring substantial additional capital outlays. The Company's current plan envisions increasing the total capacity of the Company's central stations to 500,000 Accounts by the end of 1998, although there can be no assurance that this goal can be achieved.

     Security Associates' Dealer Network consists of approximately 2,000 Dealers nationwide that are estimated to own 600,000 Accounts, approximately 400,000 of which are presently monitored at central stations owned by other companies. The Company hosts an annual meeting for its affiliates at which developments in the security industry are discussed and where numerous presentations are made by industry experts to keep Dealers abreast of new developments in technology, marketing and management as well as new business opportunities for Dealers. In addition, the Company distributes an "audio magazine" to the affiliates of its Dealer Network on a quarterly basis and conducts numerous smaller meetings throughout the year. The Company believes that its relationships with independent Dealers are an important component of its entire operation, as Dealers are the source of the portfolios of Accounts acquired and monitored by the Company. The Company also believes that the relationships with Dealers established through its various programs and services are a potential source for future sales of monitoring services and loans to Dealers under the Company's Dealer Loan Program (described below). See "Dealer Financing Programs-Dealer Loan Program."

     The Company intends to continue to acquire portfolios of Accounts and to increase the number of Accounts it monitors. In pursuing these goals, the Company anticipates acquiring additional central monitoring stations. It also intends to continue making loans to Dealers secured by Dealer owned Accounts. In addition, the Company plans to further develop its Dealer Network by enhancing its educational programs and by offering selected Dealers the opportunity to own equity in the Company as part of their ongoing relationship with Security Associates. See "The Dealer Program."

INDUSTRY OVERVIEW

General

     The electronic security market is characterized by a large number of small companies involved in security alarm system installation and monitoring. A survey by a nationally recognized management consulting firm indicated that the top 100 companies account for an approximately 23% market share, with an estimated 13,000 smaller independent dealers sharing the remainder of the market. Other studies have estimated the number of companies involved in the installation and servicing of burglar and fire alarm systems to be in the 12,000 to 14,000 range, including 2,000 to 4,000 participants that are active on a limited basis. While the largest industry participants have revenues in the hundreds of million dollars, approximately 42% of all Dealers earned less than $250,000 in gross revenues in 1997, with approximately 68% earning less than $500,000 during the same period. It is the needs of this market of small independent Dealers that the Company seeks to address.

     The Company's management believes that another characteristic of the security alarm industry is its potential growth. Industry statistics published in the January 1998 edition of Security Sales, an industry publication, indicate that revenues for the electronic security alarm segment of the security industry grew from $9.7 billion in 1991 to $13.9 billion in 1997. A national brokerage firm estimated that by the year 2000, there will be 28.1 million households in the United States with security systems, 17.5 million of which are expected to be monitored systems. This represents a projected increase during this period in households with monitored security systems to 16.9% of all households compared to an estimated 12.2% in 1996.

     The Company believes that the growth in the security alarm industry has been fueled by several factors. The aging of the population and the increase in two career families have both contributed to an increased focus on the
security of the home.   Security Sales reported in January 1998 that commercial
sites without alarm systems are 4.5 times more likely to be burglarized than those with such systems (7.59% vs. 1.66%) and that residences without alarm systems are more than twice as likely to be burglarized as homes with such systems (14.8% vs. 6.6%). These factors are reinforced by the practices of many insurance companies that offer discounts to home and business owners that install alarm systems.

     Several large well-capitalized companies have recently entered the security alarm industry directly or through acquisitions, including Western Resources, Inc., Tyco International, Inc. and Ameritech. Security Associates' management believes that these new entrants have been attracted by the fragmented nature of the industry, its growth potential and, in the case of the utility and telephone companies, the similarity between the services provided in the security alarm industry and the services they already perform, which also involve providing services via wire connections in return for monthly fees. These characteristics are also shared by cable television companies which represent another group of large well-capitalized potential entrants.

     As larger participants have entered the security alarm industry, they have introduced mass marketing techniques which have included heavy advertising and "free" or low cost system installations tied to long-term monitoring contracts, in effect subsidizing the cost of installations with the profits generated from the long-term monitoring contracts. These long-term contracts typically have one to five year initial terms and one year automatic renewals thereafter, if not canceled. The result has been a decline in the average price of installed systems from $1,250 to $1,100 between 1993 and 1995, with an increasing number of basic systems being offered for $200 or less and, sometimes, such systems are offered "free." This trend of offering low cost systems has been accompanied by an increase in the average monthly monitoring fee from $20.00 a month to $22.00 per month, and in many cases $25.00 to $30.00 per month, over the same period. As competition has driven the price of installed alarm systems down, and as the competition for providing installations has increased, independent Dealers have been pressed to find an appropriate competitive response.

The Needs of the Independent Dealer Community

     Retaining Customer Accounts

     The independent Dealer sells and installs the alarm system in the home or business and at the same time enters into a long-term contract with the subscriber to provide monitoring services. The Dealer then generally subcontracts with a third party monitoring entity, to provide the actual monitoring, retaining as profit the "spread" between what is charged to the subscriber as a monitoring fee and the cost to the Dealer of buying monitoring services from a contract or third party central station. This recurring monthly monitoring income is an important component of a Dealer's total revenue stream. According to a study cited in the 1997 Security Sales Dealer Survey, approximately 26% of a Dealer's revenues consist of monitoring and service
fees.   As the industry has been driven towards lower priced system installations, independent Dealers are increasingly being forced to subsidize system installations with the profits generated by monitoring fees. However, Dealers cannot expect to maintain this stream of income if their customers do not receive high quality monitoring services. This trend has placed greater importance on retaining the Accounts beyond the end of the initial contract term.

     Financing

     For many independent Dealers, their customer Accounts represent their most substantial assets. Banks and other commercial lenders, which are a very important source of financing for small businesses, have historically been unwilling to lend against customer Accounts as collateral. This represents a competitive disadvantage for the independent Dealer trying to compete with the larger market entrants with superior access to capital. It also limits the ability of the independent Dealer to finance the growth and expansion of its business. This competitive disadvantage has become more pronounced as Dealers have been forced to finance the cost of system installations. The inability to turn customer Accounts into the cash needed to support other aspects of their businesses is a very important concern of independent Dealers.


     Training and Support

     New entrants into the industry with large marketing budgets place significant pressure on smaller participants which market their services with limited resources. Dealers must not only be more financially sophisticated, they must also be able to run their businesses economically and with limited resources. In addition, Dealers must be able to choose effectively between competing new technologies in an environment where they have limited financial resources with which to absorb potentially expensive mistakes. Further, Dealers need the tools that will allow them to identify and exploit new opportunities both within the alarm industry and in related fields. Finally, Dealers must also be aware of regulatory changes affecting the industry. There are limited resources generally available to help the independent Dealer meet these needs.

     New Business Opportunities

     The skills needed to install security alarm systems are very similar to those required for the installation of closed circuit televisions systems, home automation systems, audio systems and home entertainment centers and satellite dishes. While the entry of large new participants into the industry has created competitive threats to independent Dealers, the Company believes that this same phenomenon will also generate new business opportunities. Many of these opportunities may exist in the form of strategic partnerships or alliances with some of the new entrants, who may wish to offer their customer base (e.g., electric utility or telephone company customers) with a broad range of related services without incurring the expense or experiencing the uncertainties of entering unfamiliar product markets. The Company believes that independent Dealers must be aware of and learn how to respond to these new market opportunities if they are to survive and prosper in the future. To this end, the Company provides ongoing training and management development programs, as well as, what the Company believes is the industry's premier educational event, the Security Associates International, Inc. Annual Conference, now in its sixteenth year.

BUSINESS

Alarm Monitoring

     Independent Dealer Relationships

     Security Associates' response to the challenges and opportunities presented by the security alarm industry have been significantly influenced by the personal and business experience of its founders. Both Ron Davis, the Chairman of the Company's Board of Directors and Stephen Rubin, its Senior Vice President, were principals of the Davis Marketing Group, an organization formed in the mid-1970s to provide consulting services to alarm companies, that evolved into a franchiser of alarm installation franchises, which later became a network of Dealers, initially made up of the former franchisees. The network provided its affiliates with group buying, training and education services. In 1990, Security Associates, Inc., the corporate predecessor to Security Associates International, Inc. was formed to acquire Accounts for its own portfolio and to acquire an interest in the Grand Rapids Station. The initial stockholders (other than the founders) were almost all independent Dealers.
The relationship with the Dealer Network remains a key part of the Company's strategy. It is this history that has made Security Associates keenly aware of the needs of independent alarm Dealers and of the opportunities that those needs represent.

     Monitoring Services to Independent Dealers

     A Dealer-owned Account represents a stream of income that may continue for many years if the monitoring contracts are extended for additional renewal terms. An enterprising Dealer can even increase the value of an Account by selling add-on services such as: system maintenance and servicing; two-way voice communications between the subscriber and the central monitoring station; and cellular telephone or private radio backup to the normal land line telephone links to the central monitoring station. There is relatively little cost to the Dealer for providing monitoring services other than the Dealer's cost for obtaining the monitoring services. Accounts are subject to attrition for many reasons that are beyond the Dealer's control, such as nonpayment by the subscriber, the sale of a home or business or, to some extent, lower cost service offerings by competitors. One element that the Dealer can control, however, is attrition due to poor monitoring services provided by the central station from which it purchases monitoring services. Dealers address this problem by contracting with companies that have a demonstrated record of providing high quality services.

     The Company's strategy is to own and operate superior central monitoring stations with highly efficient equipment and a well trained staff to deliver high quality monitoring services. All of the Company's central stations are Underwriters Laboratory ("UL") listed. To obtain and maintain a UL listing, a central station must be located in a building meeting UL's structural requirements, have a backup and uninterruptible power supply and have secured telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled. Security Associates' central stations are also capable of supporting a full range of add-on services such as two way voice communications, cellular transmission and private radio access.

     The Company's goal is to increase the number of Accounts to which it provides monitoring services by up to 35% over the next 12 months, and to increase the profitability of the services it provides, although no assurances can be given that these goals will be achieved. In order to achieve these goals, Security Associates will need to add additional monitoring capacity, integrate its monitoring operations to be able to benefit from economies of scale, maintain and enhance the quality of the services it renders and successfully market its services to the Dealer community. To assist the Company in this regard, the Company recently appointed Ronald Carr as a Vice President. Mr. Carr was formerly a Director of Ameritech's SecurityLink where he was responsible for telecommunications and central station operations.

     Increase Monitoring Capacity

     Historically, the Company's monitoring capacity has grown principally through the acquisition of central monitoring stations. In October 1990, the Company obtained a 50% interest in the Grand Rapids Station and in July 1995, the Company purchased a minority interest in the Des Plaines Station through a wholly-owned subsidiary. All of the interests in the Des Plaines Station and Grand Rapids Station which were owned by outside investors were purchased by the Company in September 1996. In December 1996, the Company purchased the Pompano Beach Station. In November 1997, the Company purchased TAG which owns and operates central monitoring stations located in Austin, Texas and Euclid, Ohio. Accounts monitored at the Grand Rapids Station will be moved to TAG in the first quarter of 1998, as part of the Company's effort to consolidate
operations and reduce costs.   Subject to the availability of suitable
candidates and financing, Security Associates may acquire additional central monitoring stations in the future. A principal advantage of purchasing an entire central monitoring station is that future cash flows generated from Accounts currently being monitored may be utilized to finance a significant portion of the purchase price.

     The Company has reviewed its current operations and determined that it can economically expand the capacity of its existing central monitoring stations to accommodate 500,000 monitored alarm systems by the end of 1998. The Company intends to embark on this program of expansion. This expansion would principally involve hiring additional personnel, purchasing additional computers and monitoring equipment and leasing additional phone lines. The Company will then have the opportunity and challenge of bringing in additional Accounts to absorb the increased monitoring capacity.

     Integrate Operations and Realize Economies of Scale

     Historically, the Company's central monitoring stations were separately owned and operated as independent business units. The Company's acquisition of the formerly independent entities has presented the Company with several opportunities to increase the profitability of each of these operations by eliminating duplicative efforts through the creation of a single centralized accounting system and a single billing and collections department to service all of the Company's central monitoring stations.

     The availability of additional monitoring capacity in the presently owned central stations means that the incremental cost of servicing additional Accounts is substantially reduced. This can be illustrated by the acquisition in February 1997 of Northern Central Station, Inc. ("NC"), a central monitoring station located in New Jersey. In the NC transaction, the New Jersey facility was not purchased. Instead, all of the 8,860 Accounts monitored by NC were transferred in bulk, along with certain equipment and software, to the Des
Plaines Station.   Only two new personnel were necessary  to accommodate the
additional 8,860 Accounts. By contrast, the old NC operation required eight full-time employees plus a leased facility.

     In the first quarter of 1998, the Company will consolidate the Grand Rapids Station into the newly acquired TAG station located in Euclid, Ohio. The consolidation is expected to reduce costs by reducing management and supervisory expense and by eliminating the rent and computer hardware and software support costs of the Grand Rapids Station.

     Maintain and Enhance the Quality of Monitoring Services

     One of the initiatives undertaken by the Company is a review of the operations of each of its central monitoring stations combined with the development of a strategic plan to improve the functionality and profitability of the Company's monitoring services. The Company's five central monitoring stations currently use slightly different event monitoring software and hardware. All of the Company's existing systems are being evaluated against other systems that are available in the industry to determine the optimum configuration for the Company's needs. The Company also plans to restructure and enhance its central monitoring stations' operational systems to provide a platform from which to offer a wider selection of value-added services to Dealers, including providing Dealers with after-hours answering services, internet or direct access to end-user information for a Dealer's Accounts and automated interactive alarm system testing services.

     The Company is also planning to implement a user group program in order to gain insight into both the quality of the services it is providing on an ongoing basis, as well as to obtain Dealer input into potential new service offerings. As presently envisioned, each of the Company's central stations would form a user group of leading Dealers in its service area. These user groups would meet periodically and serve as a regular source of feedback for both the central station and for Security Associates as a whole. The Company also plans to use the user groups as forums at which it can test the attractiveness and demand for proposed new services before making major commitments of time and money to new programs.

     The Company believes that these initiatives will greatly enhance the quality of monitoring services, and, therefore, their attractiveness to Dealers.

     Implement Relationship Based Marketing Program for Monitoring

     The Company's goal is to increase the number of Accounts it monitors by up to 35% in the next twelve months. While there can be no assurances that this goal can be reached, the Company is undertaking several initiatives toward its accomplishment.

     The Company has reorganized and changed the focus of its sales force. In the past, the Company relied on the existing Account base of the acquired central monitoring stations and the "natural increase" in Accounts that occurs as Dealers who are already customers install additional alarm systems. Additionally, the Company's sales force has traditionally focused its efforts on purchasing Accounts from Dealers who are seeking financing rather than selling monitoring services or offering financing alternatives. The Company has directed its sales force to engage in "relationship marketing" whereby Dealers are presented with the entire range of services provided by the Company, including monitoring services and the Dealer Loan Program (described below). Specifically, as part of its relationship marketing program, Security Associates attempts to take greater advantage of its existing relationships with the Dealer community through a cross-selling program. The relationship oriented salespeople are supported by technical support staff who supply potential purchasers of monitoring services with a detailed explanation of the capabilities of the Company's central stations.

     As part of its relationship oriented strategy the Company is implementing a program (the "Dealer Program") that allows selected Dealers to become equity owners of Security Associates with no cash outlay or capital investment. Under this program, the Dealers will enter into a formal contractual relationship with the Company pursuant to which the Dealer transfers and retains its Accounts at one of the Company's central stations and agrees that for a five year period after entering the Dealer Program the Dealer will not transfer its Accounts monitored by the Company's central monitoring stations (which will generally consist of all Accounts then owned by the Dealer) to a central monitoring station not owned by the Company or a subsidiary of the Company. In return, the Company will issue to the Dealer a negotiated amount of Common Stock or Warrants to purchase Common Stock. These securities will be issued without the requirement of any cash outlay by the Dealers, however, the exercise of the Warrants will require a cash outlay of $6.00 per share. Additionally, Dealers will be required to grant the Company rights of first refusal with respect to sales of Accounts and borrowings secured by Accounts. The Company believes that this program will be attractive to many Dealers, especially in light of the fact that the Company will also be providing them with high quality monitoring services at competitive rates. The Dealer Program is a central component of its monitoring marketing efforts to Dealers. See "Business-Dealer Program."

     Provide Continuing Service to Company Owned Accounts

     The Company maintains a staff of ten customer service personnel who handle customer inquiries and perform billing and collection tasks. In addition, the Company generally enters into an agreement with the selling Dealer to provide continuing maintenance services for the system hardware, which the Dealer originally installed. In those cases where the installing Dealer is unwilling or unable to provide maintenance services, the Company will enter into a maintenance agreement with a third party for such services.

     Reduce Attrition Rates

     In the normal course of its business, the Company sometimes experiences cancellation of its owned Accounts due to subscribers relocating, cancellation for nonpayment, problems with service and miscellaneous other reasons. This attrition is somewhat compensated for by the ability of the Company to offset against the Holdback Amounts and by Dealers meeting their obligation to replace Accounts that go into default during the guarantee period. Historically, through December 31, 1997, the Company experienced gross attrition of 12.3% and net attrition (i.e., after taking into account replacements for canceled Accounts) of 9.3%. The Company experienced significantly higher gross and net attrition in 1997 primarily as a result of losses attributable to two acquisitions aggregating 2,001 Accounts. The Company believes that it will improve its attrition experience by improving its acquisition quality control and customer service programs. The Company's goal is to reduce its gross attrition rate to 11% and its net attrition rate to 8.5% by year end 1998, although there can be no assurance that this goal can be achieved.

Dealer Financing Programs

     General

     Dealers, like many other small businesses, from time to time need financing in order to operate their businesses. The reasons a Dealer might need access to cash are extremely varied and include the need to manage seasonal cash shortfalls, to finance expansion or inventory, and to subsidize the costs of system installation. As is common with small businesses, access to the capital markets is limited. Sales of equity may be impossible or undesirable. Access to the credit markets is also limited. For many Dealers, the most significant assets they own are the contract rights in the monitoring Accounts they retain. Unfortunately, such contract rights are generally not treated as "assets" against which banks will lend on a secured basis. This situation creates a dilemma for Dealers, and a market opportunity for the Company which, because of the depth of its knowledge of the security alarm industry, is able to accurately assess the value of these assets.

     The Company's Dealer financing programs are headed by Stephen Rubin and Scott MacDougal. Stephen Rubin has over twenty-five years of experience counseling Dealers as to their financing options and assisting them with their financing needs. Scott MacDougal joined the Company in September 1997. Scott MacDougal's prior experience includes both the venture capital industry and commercial banking. The Company presently operates an active "Account Acquisition Program" and a "Dealer Loan Program" (under which the Company makes loans secured by Accounts as collateral). See "Dealer Financing Programs-Dealer Loan Program."

     Account Acquisition Program

     One important method of financing that has developed in the security alarm industry is the sale of Accounts to third parties such as Security Associates. All of the Company's owned Accounts are purchased as portfolios of subscriber Accounts from Dealers. In a typical transaction, the Dealer will sell its Accounts for a purchase price that is a multiple of the RMR generated by that Account. For example, if a single contract provided for monthly payments of $25.00 per month it might sell for $750.00, or thirty times RMR. The multiple paid in any actual transaction is impacted by several factors including the market price of Accounts, the Company's prior experience with Accounts purchased from the Dealer, the geographic location of the Accounts, number of Accounts purchased, the RMR of the Accounts, and the subscriber's monitoring equipment. Because Accounts typically have original contract terms ranging from two to five years (with annual renewals thereafter) the purchaser of the Account is generally undertaking a significant risk related to how long the Account remains active and current on its monthly payments. In the foregoing example, it will take thirty months for the purchaser of the Account to receive payments equal to the purchase price.

     In order for an Account acquisition to be profitable, not only must the cash flow from the Account be sufficient to recoup the purchaser's investment, such cash flow must also be sufficient to satisfy the cost associated with the maintenance of Accounts such as providing monitoring service on a monthly basis, billing, collection, customer service, financing and other costs as well as provide a return on the purchaser's investment. The "quality" of the Accounts purchased, which is generally measured in terms of the consistency with which the monthly monitoring fees will be paid and the expected longevity of the Accounts, is the crucial element in determining whether an Account acquisition is a profitable undertaking. The Company's plan to continue the growth of its Account Acquisition Program is dependent on several factors including the availability of suitable Account acquisition opportunities, the market price of Accounts and the amount and cost of financing available to the Company.

     The Company's relationship based marketing strategy is the foundation of its Account Acquisition Program. One of the unique aspects of Security Associates' position in the security alarm industry is what it does not do - it does not sell and install security systems. As a result, the Company is not viewed as a competitor in the Dealer community. Several of the Company's competitors in the Account acquisition business sell and install security systems, and some are even leading mass-marketers of low cost system installations. In a typical Account purchase, Security Associates will contract with the selling Dealer to service the underlying alarm system. Security Associates will also refer all inquiries relating to system enhancements to the selling Dealer. This process serves two purposes: first, it allows the Company to capitalize on the relationship between the subscriber and the Dealer, and second, it encourages the Dealer to sell additional Accounts to Security Associates as new installations are made. In a market where the demand for Accounts is high, the Company believes that the depth of its relationships with Dealers gives it a competitive edge.

     As noted above, the Company intends to place greater emphasis on cross-selling its services. In this regard, it intends to encourage the Dealers to whom it provides monitoring services to use the Company as the purchaser when they wish to sell Accounts, and as a lender when they wish to borrow.
                                       10

Just as the Company values its relationships with Dealers and understands that such relationships are a source of future business and referrals, Dealers value their relationships with their installation customers. Because Security Associates monitors its owned Accounts at the same stations that the Dealers use for monitoring services, Dealers' Accounts receive the same attention and high quality monitoring services as the Company provides to its owned Accounts.

     Maintain Quality Controls for Acquired Accounts

     The key to the profitability of an Account acquisition is the "quality" of the Accounts purchased. Before closing on any Account acquisition, the Company generally reviews the underlying contract of each Account to be purchased and the payment history and credit rating of the underlying subscribers. As part of each closing, the Company will directly pay any third parties with liens relating to the purchased Accounts in return for a release of such liens.

     Obtain Dealer Guarantees

     The Company's Account acquisition contracts contain provisions designed to protect the Company's investment in the Accounts purchased. Generally, the Company will pay 80-90% of the purchase price in cash (including the amount needed to pay any lien holders) and retain the balance of the purchase price (the "Holdback Amount") in the form of a promissory note as collateral for a guarantee period of up to two years. In the event that any Account is canceled or stops regular payments during the guarantee period, replacement Accounts must be delivered by the selling Dealer or otherwise a portion of the Holdback Amount is retained by the Company to offset the lost RMR and the purchase price of the defaulted Accounts. The Company will also obtain a lien on some or all of the other Accounts owned by the selling Dealer in order to secure the Dealer's obligations. The guarantee period becomes, in effect, a quality control testing period for the purchased Accounts. The guarantee periods and the Holdback Amounts vary from transaction to transaction.

     Dealer Loan Program

     Because high quality Accounts represent a reliable future stream of revenue with little incremental costs, some Dealers prefer to borrow using their Accounts as collateral. Historically, banks have been reluctant to lend against Accounts as collateral. The Company believes that only two sizable finance companies exist with active lending programs in the industry and both are relatively small compared to what the Company believes is the potential demand for loans secured by Accounts. Because of its familiarity with the security industry and its experience in providing monitoring services, customer service, billing and collections, the Company believes it is well prepared to both determine the value of Accounts as collateral and to realize the value of those Accounts in case of default. On June 9, 1997 the Company formed Alarm Funding Corporation the entity through which it is implementing its Dealer Loan Program. The Company, through Alarm Funding Corporation, made its first loan in December 1997. As of February 16, 1998, the Company has made loans totaling $550,000 to two Dealers. The initial funding for this subsidiary consisted of a $1,500,000 subordinated credit facility from TJS Partners, L.P. (of which $500,000 has been drawn down as of February 16, 1998) and an equity investment of $500,000 made by the Company in January 1998. The Company also expects that in the first quarter of 1998 that it will reach an agreement for the allocation to Alarm Funding Corporation of $4 million from the Company's $30 million credit facility with FINOVA Capital Corporation ("FINOVA"). The growth and profitability of the Dealer Loan Program is subject to many contingencies including the availability of low-cost financing, the aggressiveness of the competition and controlling the costs of servicing the loan portfolio.

Dealer Program

     The Company also plans to offer to a select group Dealers the opportunity to become equity owners of Security Associates through the Company's Dealer Program. Under the Dealer Program, the Dealers will enter into a formal contractual relationship with the Company pursuant to which the Dealer transfers and retains its Accounts at one of the Company's central stations and agrees that for a five year period after entering the Dealer Program it will not transfer Accounts monitored by the Company's central monitoring stations (which will generally consist of all Accounts then owned by the Dealer) to a central monitoring station not owned by the Company or a subsidiary of the Company. In return, the Company will issue to the Dealer a negotiated amount of Common Stock or Warrants to purchase Common Stock. The terms of each contractual relationship will be separately negotiated.

     The securities issued under the Dealer Program will be subject to restrictions on the rights to transfer or pledge (as well as the right to exercise the Warrants). The restrictions will be removed annually (on each anniversary of the closing date), at the rate of 20% a year, over the five year period which corresponds to the term of the contractual relationship. However, if the Dealer defaults on its obligations under the Dealer Program, the Dealer will forfeit all of the securities as to which the restrictions on the rights to transfer or pledge the securities (or exercise the Warrants) have not yet been removed, but will retain all securities that have not been forfeited (including the right to exercise all Warrants that have not been forfeited). A Dealer will be deemed to be in default on its obligations under the Dealer Program, if, among other things, the Dealer, for a five year period after entering the Dealer Program, transfers Accounts monitored by the Company's central monitoring stations or the Dealer fails to comply with the rights of first refusal granted to the Company. The certificates issued to the Dealers under the Dealer Program will contain restrictive legends on the securities to which the restrictions apply.

     Pursuant to the Dealer Program, the Company will provide the monitoring services required by each Dealer at rates based on each central monitoring station's standard monitoring fees (which are competitive to rates charged by other central monitoring stations for similar services) and issue Common Stock or Warrants to such Dealer. The number of shares of Common Stock or Warrants issued to any Dealer will be negotiated individually with each Dealer, but all shares of Common Stock (including Common Stock issuable upon exercise of Warrants) will be issued at a stated value of $6.00 per share. Dealers will not be required to make a cash outlay or other capital investment in the Company for the securities. Rather, the Company will issue Common Stock or Warrants to induce such Dealers to enter into the Dealer Program. The exercise of the Warrants will require a cash outlay of $6.00 per share.

     The Company's implementation of the Dealer Program is a central component of the Company's business plan. Efforts to implement this program are expected to continue for at least a year.

Training and Support Strategy

     Offer High Quality Training Programs

     The marketplace in which the independent alarm Dealer competes is undergoing rapid change. The entry of large well capitalized companies is creating uncertainty among Dealers. It is in this context that the Company believes that its ongoing training, and educational and management development programs are not only valuable to Dealers, but also can add depth and permanence to all of the Company's business relationships with independent Dealers. The Company's efforts in this respect are headed by Ron Davis, Chairman of the Board, with more than twenty five years of experience as a speaker and author on a broad range of subjects concerning the security alarm industry, independent Dealers and the changes in the marketplace that have and will continue to impact them.

     The Company conducts numerous seminars a year at locations around the country at which issues and opportunities facing the industry are presented. Security Associates also hosts an annual three day educational conference attended by several hundred Dealers, where presentations are made by both Company personnel and other professionals from within the industry, as well as specialists in such fields as finance and marketing.

     These activities are supplemented by the Company's "Audio Insight" program. Audio Insight is an audio magazine that is distributed four times a year. Each edition of Audio Insight is a 1 1/2-2 hour cassette which contains ideas, interviews and insights relating to the alarm industry, hosted by Ron Davis. Also distributed quarterly is camera ready art for use in consumer newsletters that can be customized by Dealers for mailing to their own customer base as a marketing tool. The Audio Insight cassette and the consumer newsletter program are only available to affiliates of the Company's Dealer Network.

     Assist Dealers in Identifying and Exploiting New Business Opportunities

     The installation of security alarm systems requires the same array of skills necessary for the installation of a broad range of other low-voltage electronic systems that can be marketed to the independent alarm Dealers' existing customer base, i.e., homeowners and businesses. These include products such as closed circuit television systems, home automation systems, intercoms, home entertainment centers, and satellite dishes. The Company's training programs have for many years exposed the Dealer community to these opportunities including how to market and install these products.

     The Company has entered into a joint venture agreement with EchoStar Satellite Corporation on July 19, 1997 pursuant to which Security Associates has agreed to provide Dealers with training on the marketing and installation of the EchoStar satellite dish program for direct broadcast television. The Company also has agreements with two companies that market home entertainment products and systems. Pursuant to these agreements, participating Dealers are expected to have access to a full range of home entertainment products. Based upon its experience to date, the Company does not expect to derive meaningful revenues from these programs, but will continue to operate them as a service to its Dealer Network. The EchoStar joint venture and the home entertainment products are examples of the types of business relationships that the Company hopes to continue to develop in the future so as to enhance its relationships with Dealers.

     Security Associates also anticipates that new business opportunities for Dealers will develop as a result of "bundling" which is a new phenomenon impacting the alarm industry. Bundling involves a single entity providing a range of similar services with billing for all those services on a consolidated basis. A single company could very well supply a home with local and long distance telephone services, cable television programming and alarm monitoring, all billed monthly on a single bill. The Company anticipates that at least some bundlers may wish to "outsource" significant portions of the installation and maintenance functions. Because of the breadth of its Dealer network, the Company intends to present itself to the bundlers as an ideal way of approaching independent installers in an efficient manner.

     Expand the Dealer Network

     The Company views its overall marketing strategy as an attempt to build a broad range of relationships with independent Dealers through which it can develop and market a range of services designed to address Dealer needs. At the same time, the Company believes its access to, and knowledge of, the alarm industry and independent Dealers is of value to outsiders who may wish to use the services of, or sell products to, Dealers. The Company recognizes that increasing the depth and breadth of its relationship with the Dealer community is an important component of its overall strategy. This need to extend and strengthen its relationship with Dealers has led the Company to place greater emphasis on its affiliation program. The goal of the affiliation program is to provide the Company with the broadest possible base of affiliates, with increased benefits available to those affiliates with closer and more permanent relationships with the Company.

     The Company views the entire population of independent Dealers as potential affiliates of its Dealer Network. As of February 16, 1998, approximately 2,000 of the estimated 13,000 independent alarm Dealers are Security Associates affiliates. The Company intends to introduce the benefits of association with Security Associates to a broader segment of the Dealer community with a view to expanding its Dealer Network.

Recent Central Station Acquisitions

     Acquisition of Telecommunications Associates Group, Inc.

     On November 24, 1997, the Company purchased all of the outstanding capital stock of Telecommunications Associates Group, Inc., an Ohio corporation ("TAG") from an unaffiliated third party. TAG is a third-party alarm monitoring company which provides monitoring services to approximately 100,000 Accounts from central monitoring stations located in Euclid, Ohio and Austin, Texas.
The purchase price was $5,000,000 (which was paid in cash at the closing), plus the assumption of TAG's liabilities (of approximately $1,500,000). $4,800,000 of the purchase price was financed from the Company's general corporate funds and the balance was either liabilities assumed by the Company or financed by drawing on the Company's existing credit facility with FINOVA. The acquisition was accounted for under the "purchase method" for financial accounting purposes. The acquisition allows the Company to offer central monitoring services from a broader geographical base.

Risk Management

     The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Generally, the Company's monitoring agreements contain provisions limiting the Company's liability to subscribers in an attempt to reduce this risk.

     The Company carries insurance of various types, including general liability and errors and omissions insurance providing coverage of $1 million and $2 million, respectively. The loss experience of the Company and other companies in the security industry may affect the cost and availability of such insurance. Certain of the Company's insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or other types of damages, or for liability arising from gross negligence or wanton behavior.

Competition

     The security alarm industry is highly competitive and highly fragmented. While the Company does not compete directly with many of the large new entrants into the industry because it does not sell and install security systems, it is nonetheless impacted by the competitive challenge these entrants present to independent Dealers. To some extent, new alarm systems installations made by large integrated industry participants are systems that may not be installed by the Dealers on whom the Company's business depends. As a result, there may be less Dealer owned Accounts for which monitoring services can be provided and fewer Dealer owned Accounts available for the Company to purchase or lend against as collateral. The Company estimates that there are between 1,500 to 2,000 firms which offer monitoring services. Of those firms, the Company competes with an estimated 200 firms which, along with the Company, offer monitoring services from UL listed facilities. While many of the companies providing monitoring services are small local operations, several of the UL listed competitors are companies that are larger and better financed than the Company. The Company also competes with several companies that have Account acquisition and loan programs for independent Dealers and some of those competitors are larger and better capitalized than Security Associates. There is also the potential for other entities such as banks or finance companies to gain a better understanding of the industry and become more active as a source of competition for the Dealer financing portions of the Company's business.

     The Company's competitive strategy has three basic components: provide the Dealer community with high quality monitoring and financial services at competitive prices; provide Dealers with the training and access to new business opportunities that will allow them to compete effectively and conduct their businesses profitably; and constantly enhance and reinforce Security Associates' relationships with independent alarm Dealers with a view to becoming the provider of choice for each of the services the Company provides.

Regulatory Matters

     A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm subscribers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and (v) requiring further verification of an alarm signal before the police will respond.

     The Company's operations are subject to a variety of other laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. Many jurisdictions also require certain of the Company's employees to obtain licenses or permits.

     The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of service provided and the requirements of the relevant local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

     The Company's alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines and the type of equipment which may be utilized in telephone line transmissions are currently regulated by both federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utilities commissions.

Employees

     At December 31,1997, the Company employed 251 individuals on a full-time basis and 6 individuals on a part-time basis. Currently, none of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 2101 South Arlington Heights Road, Arlington Heights, Illinois and its central monitoring stations are located at: 2116 South Wolf Road, Des Plaines, Illinois; 1471 S.W. 12th Avenue, Pompano Beach, Florida; 1514 East 191 Street, Euclid, Ohio; and 6448 Highway 290 East, Suite 110, Austin, Texas. All of the Company's facilities are leased. The Arlington Heights lease expires December 31, 2002, but can be renewed by the Company at its option for one additional five year term. The Des Plaines lease expires June 30, 2000, but can be renewed by the Company at its option for one additional five year term. The Pompano Beach lease expires December 31, 2001, but can be renewed by the Company at its option for one additional five year term. The Euclid lease expires December 31, 2004, but can be renewed by the Company at its option for one additional five year term. The Austin lease expires July 31, 1999.

     ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time experiences routine litigation in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

     PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "LRMD" since August 1992. The following table sets forth, for the periods indicated, the range of high and low bid quotations prices for the Common Stock as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                           HIGH BID    LOW BID
                                          ----------  ----------
1996
First Quarter                              $  .53125   $  .52
Second Quarter                             $  .60      $  .375
Third Quarter                              $ 1.125     $  .46875
Fourth Quarter                             $ 2.75      $ 1.50

1997
First Quarter                              $ 3.5625    $ 3.125
Second Quarter                             $ 3.125     $ 2.75
Third Quarter                              $ 4.00      $ 3.50
Fourth Quarter                             $ 4.875     $ 3.90

1998
First Quarter (through February 12, 1998)   $ 5.25      $ 4.50

     On February 12, 1998, the last reported bid price of the Common Stock was $5.125 per share. At February 12, 1998, the Company had approximately 197 stockholders of record.

     Dividend Policy

     The Company currently anticipates that it will retain all of its earnings for development of its business, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, on its Common Stock will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, loan covenants and such other factors as the Board of Directors may deem relevant. The Company currently accrues dividends on its 12% Redeemable Preferred Stock at the rate of 12% annually. Payment of those dividends are not required until such time as the Company raises $20 million in new equity (as defined in the Certificate of Designation of Rights, Preferences and Limitations). Payment of such dividends is also subject to satisfaction of covenants contained in the Amended and Restated Loan Agreement with FINOVA.

RECENT SALES OF UNREGISTERED SECURITIES

     Since June 30, 1994, the Company has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     Sale of Convertible Notes and Options

     On August 9, 1994, Metro Suburban Pediatrics Pension Plan was issued a 14% Convertible Secured Note due July 31, 1997, plus options to purchase 12,500 shares of Common Stock at $0.57 per share, expiring December 31, 1998, for total consideration of $25,000.

     On August 9, 1994, Bernard and Samuel Sered were issued a 14% Convertible Secured Note due July 31, 1997, plus options to purchase 12,500 shares of Common Stock at $0.57 per share, expiring December 31, 1998, for total consideration of $25,000.

     On August 9, 1994, Fred Figge was issued a 14% Convertible Secured Note due July 31, 1997, plus options to purchase 12,500 shares of Common Stock at $0.57 per share, expiring December 31, 1998, for total consideration of $25,000.

     On May 22, 1995, Infinity Partnership II was issued a 14% Convertible Secured Note due July 31, 1997, plus options to purchase 10,000 shares of Common Stock at $0.57 per share, expiring December 31, 1998, for total consideration of $20,000.

     On June 7, 1995, Brady E. Turner was issued a 14% Convertible Secured Note due July 31, 1997, plus options to purchase 12,500 shares of Common Stock at $0.57 per share, expiring December 31, 1998, for total consideration of $25,000.

     On October 19, 1995, the Sidney Dechter IRA was issued a 14% Convertible Secured Note due July 31, 1997, plus options to purchase 25,000 shares of Common Stock at $0.57 per share, expiring December 31, 1998, for total consideration of $50,000.

     No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. All of the Notes have since been repaid.

     Issuance for Services

     In August 1995, Star Security Systems, Inc. was issued options to purchase 25,000 shares of Common Stock at $1.00 per share expiring October 1, 2000 in return for services.

     In August 1995, Metronet Installations, Inc. was issued options to purchase 25,000 shares of Common Stock at $1.00 per share expiring October 1, 2000 in return for services.

     In August 1995, Jack and Gillian Schultz were issued options to purchase 25,000 shares of Common Stock at $1.00 per share expiring October 1, 2000 in return for services.

     On October 1, 1995, Fred Figge was issued options to purchase 50,000 shares of Common Stock at $0.53 per share expiring April 1, 2000 in return for services.

     On January 21, 1996, Fred Figge was issued options to purchase 19,000 shares of Common Stock at $0.53 per share expiring April 1, 2000 in return for services.

     On August 1, 1996, Fred Figge was issued options to purchase 17,000 shares of Common Stock at $0.53 per share expiring April 1, 2000 in return for services.

     On October 10, 1996, Buttonwood Advisory Group was issued options to purchase 25,000 shares of Common Stock at $1.25 per share expiring October 10, 1999 in return for services.

     On October 10, 1996, Buttonwood Advisory Group was issued options to purchase 25,000 shares of Common Stock at $2.00 per share expiring October 10, 1999 in return for services.

     On October 10, 1996, Buttonwood Advisory Group was issued options to purchase 25,000 shares of Common Stock at $3.00 per share expiring October 10, 1999 in return for services.

     On November 25, 1997, James W. Osborne was issued an option to purchase 50,000 shares of Common Stock at a price of $6.00 per share, expiring November 25, 2003, in consideration of his Employment Agreement with the Corporation, said option to vest at a rate of 20% (10,000 shares) per annum, and to terminate upon any material breach of the Employment Agreement.

     On January 1, 1998, Michael B. Jones was issued an option to purchase 10,000 shares of Common Stock at a price of $6.00 per share, expiring December 31, 2002, in consideration of his agreement to become a Director of the Company.

     On January 1, 1998, ProFinance Associates, Inc. was issued an option to purchase 25,000 shares of Common Stock at a price of $6.00 per share, expiring December 31, 2002, in consideration of brokerage services rendered to the Company. Michael B. Jones, currently a director of the Company, is a principal of ProFinance Associates, Inc.

     On January 15, 1998, Timothy Newman was awarded (but not yet issued) 800 shares of Common Stock at an imputed price of $5.00 per share, in payment of a $4,000.00 bonus for superior performance as an employee of the Company's subsidiary All-Security Monitoring Services, L.L.C.

     No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. No cash consideration was received by the Company.

     TJS Partners' Investments

     On September 5, 1996, TJS Partners, Ltd. purchased 3,525,682 shares of Common Stock for $1,558,351 and was granted certain contingent options pursuant to a Standby Option and Warrant Agreement and lent the Company $3,441,649 pursuant to a Convertible Subordinate Promissory Note.

     TJS Partners' investment in the Company was restructured effective December 31, 1996 (the "TJS Amendment"). Pursuant to the TJS Amendment the shares of Common Stock issued on September 5, 1996, and the Convertible Subordinated Note were canceled. In lieu thereof, the Company issued to TJS Partners 35,257 shares of Convertible Preferred Stock (each share convertible into 100 shares of Common Stock), 344,165 shares of 12% Redeemable Preferred Stock and a Warrant to purchase 15,000 shares of Convertible Preferred Stock. The Standby Option and Warrant Agreement was amended so that upon exercise of any standby option or warrant TJS would receive shares of Convertible Preferred Stock rather than Common Stock at a purchase price per share equal to 100 times the purchase price per share of Common Stock prior to the amendment.

     During 1997, TJS exercised options to purchase 14,106.55 shares of Convertible Preferred Stock for an aggregate purchase price of $821,290, and a warrant to purchase 15,000 shares of Convertible Preferred Stock for an aggregate purchase price of $3,750,000. Each option and warrant exercise is detailed below under "Exercise of Options."

     ProFinance Associates, Inc.

     On January 6, 1998, options to purchase 25,000 shares of the Company's Common Stock were issued to ProFinance Associates, Inc., as a part of the total consideration, for investment banking services rendered to the Company. These options have an exercise price of $6.00 per share and expire on December 31, 2002. Michael Jones, a director of the Company as of January 1, 1998, is a principal of ProFinance Associates, Inc. Such sale was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and was made to only one purchaser.

     Buyout of Winnetka Investors, Inc. and MCAP Investors, Inc.

     On September 5, 1996 the Company purchased all of the outstanding capital stock of two Delaware corporations, Winnetka Investors, Inc. ("Winnetka") and MCAP Investors, Inc. ("MCAP"). Both Winnetka and MCAP were companies involved in joint ventures with the Company in the account acquisition business and in the provision of monitoring services through joint ownership of the subsidiaries that purchased the accounts and owned the Company's central monitoring station. The total cash consideration for the Winnetka purchase was $159,980 or $210.50 per share. The total cash consideration for the MCAP purchase was $261,020 or $210.50 per share. In addition, the Company assumed or paid off the liabilities of both Winnetka and MCAP and those of the two joint venture companies through which the Company pursued its arrangements with Winnetka and MCAP.

     The parties agreed that the Winnetka and MCAP investors would also retain options, exercisable for a period of one year to purchase shares of the Company's Common Stock at $0.442 per share, the same price at which TJS purchased Common Stock in a contemporaneous transaction. At the time of the transaction the parties ascribed a "zero" or de minimis value to the options. The name of the parties receiving the options and the number of shares of Winnetka and MCAP stock previously owned is set forth below.

     Options        Name                        Winnetka/MCAP Shares
     -------        ----                        --------------------

1.   20,000         Bonnie Conrad               80 Shares of Winnetka

2.   20,000         Anita M. Dalmar             80 Shares of Winnetka

3.   50,000         Robert H. Dilworth          200 Shares of Winnetka

4.   25,000         Dianne Freeman              100 Shares of Winnetka

5.   75,000         Phyllis V. Greinwald        300 Shares of Winnetka

6.   25,000         Robert Brown                100 Shares of MCAP

7.   2,000          Phyllis V. Greinwald        8 Shares of MCAP

8.   250            Cheryl Grolle               1 Share of MCAP

9.   250            Lorraine Small              1 Share of MCAP

10.  120,000        Inversiones Aparacio, C.A.  480 Shares of MCAP

11.  62,500         Inversiones Alanje, C.A.    250 Shares of MCAP

12.  100,000        Inversiones Erlanger, C.A.  400 Shares of MCAP

     No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. All of the parties had previous business relationships with the Company through the joint ventures with the Company through which their respective companies had engaged in for several years. MCAP and Winnetka owned 24.8% and 15.2% interests, respectively, in Monitor Service Group, L.L.C., with the remaining 60% interest held by RMR Management Corp., a wholly-owned subsidiary of the Company.

     Exercise of Options and Warrants

     On December 31, 1996, Lee Jones exercised options to purchase 22,088 shares of Common Stock for a total consideration of $12,590.

     On March 18, 1997, Robert Brown exercised options to purchase 25,000 shares of Common Stock for a total consideration of $11,050.

     On March 18, 1997, Bobbie Conrad exercised options to purchase 20,000 shares of Common Stock for a total consideration of $8,840.

     On March 18, 1997, Anita M. Delmar exercised options to purchase 20,000 shares of Common Stock for a total consideration of $8,840.

     On March 18, 1997, Robert H. Dilworth exercised options to purchase 50,000 shares of Common Stock for a total consideration of $22,100.

     On March 18, 1997, Dianne G. Freeman exercised options to purchase 25,000 shares of Common Stock for a total consideration of $11,050.

     On March 31, 1997, Phyllis Greinwald exercised options to purchase 77,000 shares of Common Stock for a total consideration of $34,034.

     On March 31, 1997, Inversiones Alanje, C.A. exercised options to purchase 62,500 shares of Common Stock for a total consideration of $27,625.

     On March 31, 1997, Inversiones Aparicio, C.A. exercised options to purchase 120,000 shares of Common Stock for a total consideration of $53,040.

     On March 31, 1997, Inversiones Erlanger, C.A. exercised options to purchase 100,000 shares of Common Stock for a total consideration of $44,200.

     On April 22, 1997, TJS Partners, L.P. exercised options to purchase 5,215.88 shares of Convertible Preferred Stock for a total consideration of $233,369.

     On August 21, 1997, Cheryl L. Grolle exercised options to purchase 250 shares of Common Stock for a total consideration of $110.

     On August 25, 1997, Lorraine Small exercised options to purchase 250 shares of Common Stock for a total consideration of $110.

     On October 22, 1997, the Sidney Dechter I.R.A. exercised options to purchase 25,000 shares of Common Stock for a total consideration of $50,000.

     On October 27, 1997, Fred Figge exercised options to purchase 86,000 shares of Common Stock for a total consideration of $45,580.

     On October 27, 1997, Brady E. Turner exercised options to purchase 12,500 shares of Common Stock for a total consideration of $25,000.

     On October 30, 1997, Infinity Partnership II, by its General Partner James Greco, exercised options to purchase 10,000 shares of Common Stock for a total consideration of $20,000.

     On October 30, 1997, Ronald I. Davis exercised options to purchase 278,308 shares of Common Stock for a total consideration of $158,635.

     On October 30, 1997, James S. Brannen exercised options to purchase 278,308 shares of Common Stock for a total consideration of $158,635.

     On October 30, 1997, Stephen Rubin exercised options to purchase 185,539 shares of Common Stock for a total consideration of $105,757.

     On November 5, 1997, TJS Partners, L.P. exercised a Warrant to purchase 15,000 shares of Convertible Preferred Stock convertible to Common Stock, at a ratio of 1 to 100, for a total consideration of $3,750,000.

     On November 6, 1997, Irwin Jacobson exercised options to purchase 12,500 shares of Common Stock for a total consideration of $7,125.

     On November 6, 1997, Mark Scharmann exercised options to purchase 12,500 shares of Common Stock for a total consideration of $7,125.

     On November 12, 1997, TJS Partners, L.P. exercised Standby Options to purchase 8,761.55 shares of Convertible Preferred Stock convertible to Common Stock, at a ratio of 1 to 100, for a total consideration of $563,671.

     On December 6, 1997, TJS Partners, L.P. exercised Standby Options to purchase 250 shares of Convertible Preferred Stock convertible to Common Stock, at a ratio of 1 to 100, for a total consideration of $14,250.

     On December 7, 1997, Mark Scharmann exercised options to purchase 10,000 shares of Common Stock for a total consideration of $10,000.

     On December 23, 1997, TJS Partners, L.P. exercised Standby Options to purchase 100 shares of Convertible Preferred Stock convertible to Common Stock, at a ratio of 1 to 100 for a total consideration of $10,000.

     No underwriters or placement agents were engaged in connection with the foregoing sales of securities, except as disclosed under the section entitled "TJS Partners' Investments." Such sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. Mr. Jones' options were issued in 1991 in return for services.

     Private Placement

     On December 31, 1997, the Company completed the sale of one million shares of its Common Stock. The shares were privately placed with a group of accredited investors consisting of individuals, corporations and privately held investment companies. No underwriter or placement agent was used. The Company received $5,000,000 in consideration in exchange for the shares and realized approximately $4,980,000 after estimated offering expenses of $20,000. The Company has agreed to file a registration statement to register the shares for resale by no later than September 30, 1998.

     Use of Proceeds of Securities Sold Pursuant to Registration Statement

     On October 20, 1997 the Company's first Registration Statement on Form S-1 under the Securities Act (the "Registration Statement") was declared effective. The Registration Statement covers 2,000,000 shares of the Company's Common Stock and Warrants to Purchase up to 2,000,000 shares of such Common Stock, to be issued by the Company: (i) in connection with offerings to Dealers under the

Dealer Program under Rule 415(a)(1)(ix) of Regulation C promulgated under the Securities Act; (ii) in connection with the acquisition of other business, real or personal properties, or securities in business combination transactions in accordance with Rule 415(a)(1)(viii); and otherwise under Rule 415. The Registration Statement also covers 778,088 shares of Common Stock which may be offered for sale by certain selling stockholders ("Selling Stockholders") under Rule 415(a)(1)(i) and 415(a)(iii). The offering commenced on October 20, 1997 and is expected to continue for at least a year. The Company will not receive any proceeds from the securities issued by it pursuant to the Dealer Program, however, the exercise of the Warrants will require the exercising Warrantholder to pay the Company $6.00 per share of Common Stock purchased upon exercise.

     No underwriter has been engaged in connection with the offering. The aggregate offering price of the Common Stock and Warrants registered on behalf of the Company was $12,000,000 and the aggregate offering price of the Common Stock registered on behalf of the Selling Stockholders was $4,666,248. No separate offering price was assigned to the Warrants. From the effective date of the Registration Statement through December 31, 1997, no securities were issued for the account of the Company and no proceeds were realized by the Company. Further, since the shares sold by the Selling Stockholders were sold in independent transactions arranged by those Stockholders individually, and because many of the shares sold were held in "street name," the Company is unable to determine the number of shares sold or the amounts realized in those sales.

     The Company estimates that from the effective date of the Registration Statement through December 31, 1997, it incurred a total of $180,885 in expenses in connection with the offering. Those expenses are estimated to be as follows: legal $93,734; accounting $52,500; printing $29,225 and registration fees $5,426. All of these expenses represent payments to unrelated third parties and there were no direct or indirect payments to directors or officers of the Company or their associates, or to any party owning ten percent or more of any class of equity securities of the Company or any affiliates of the Company.

     ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the fiscal years ended 1995 through 1997 is derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected financial data for the fiscal years ended 1993 and 1994 is derived from audited financial statements. The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.
(in thousands, except per share data)

                                                  Years Ended December 31,
                                                                                     Pro Forma
                                1993       1994       1995       1996       1997      1997(1)
                              ------------------------------------------------------------------
Statement of Operations Data:
Revenues....................        $699     $1,397     $2,733     $3,782    $10,814    $14,245
Operating income (loss).....       $(944)     $(354)     $(389)     $(591)   $(2,662)   $(2,942)
Net (loss) available to
 common stockholders.........      $(846)     $(457)     $(947)   $(1,718)   $(4,938)   $(5,307)
Net loss per share..........       $(.25)     $(.13)     $(.26)     $(.47)    $(1.16)    $(1.24)
Shares used in computing net
 income per share............  3,407,502  3,662,187  3,665,642  3,669,343  4,266,151  4,266,151

----------------------
(1) The pro forma data for the year ended December 31, 1997 gives effect to the acquisition of TAG as if it had occurred on January 1, 1997.

                                              Years Ended December 31,
                                1993       1994        1995       1996      1997
                              ------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents..    $555          $86         $54       $632     $5,522
Working capital (deficit)..      $2        $(787)    $(2,699)   $(4,518)    $1,625
Total assets...............  $1,984       $2,690      $6,030    $16,533    $36,009
Total debt.................  $1,792       $3,099      $6,862    $12,790    $22,919
Total stockholders' equity
 (deficit).................. $(675)      $(1,132)    $(2,043)    $1,269     $7,231


                     PRO FORMA COMBINED STATEMENT OF INCOME

     The following unaudited Pro Forma Combined Statement of Income for the year ended December 31, 1997 was prepared to illustrate the estimated effects of the acquisition of TAG as if it had occurred on January 1, 1997. The Pro Forma Combined Statement of Income does not purport to represent what the Company's results of operations would actually have been if the acquisition had occurred on the dates indicated or to predict the Company's results of operations for any future period. (in thousands, except per share data)

                                               THE                     PRO FORMA       PRO FORMA
                                            COMPANY(1)    TAG(2)       ADJUSTMENT      COMBINED
                                          ------------  ---------    -------------   ------------
Monitoring fees and other revenues...         $10,814    $3,431                        $ 14,245
General, selling and administrative
 expenses............................           9,772     3,086                          12,858
Write-off of contract rights.........           1,278        98                           1,376
Amortization and depreciation........           2,426       131             396(3)        2,953
                                              -------                     -----        --------
Income (loss) from operations........          (2,662)      116            (396)         (2,942)
Interest expenses....................           1,863        49              40(4)        1,952
                                              -------                     -----        --------
Income (loss) before income taxes....          (4,525)       67            (436)         (4,894)
Income tax expense...................              --        --              --(5)           --
                                              -------                     -----        --------
Net income (loss)....................          (4,525)       67            (436)         (4,894)
Dividends accrued on Preferred Stock.             413        --              --             413
                                              -------                     -----        --------
Net income (loss) available to common
 stockholders........................         $(4,938)   $   67           $(436)       $ (5,307)
                                              =======                                  ========
Net loss per share...................                                                  $  (1.24)
                                                                                       ========
Weighted average shares outstanding..                                                 4,266,151


     (1) Data for the Company is for the year ended December 31, 1997.

     (2) Data for TAG is for the period January 1, 1997 to November 24, 1997.

     (3) Provides for the Pro Forma change in depreciation expense, amortization expense related to contract rights and goodwill amortization for the period January 1, 1997 to November 24, 1997.

     (4) Provides for the pro forma increase in interest expense for the year ended December 31, 1997 related to the Company's increase in debt of $800 less $383 used to retire TAG debt at 10.5%.

     (5) The pro forma adjustment for income tax expense of TAG as if it were treated on a separate return basis would be approximately $27 using an effective tax rate of approximately 40%. However, no Pro Forma income tax expense adjustment is presented due to the cumulative net operating losses of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found of in the material set forth in the sections entitled , "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well in the Annual Report generally. In addition, when used in the Annual Report the words "anticipates," "intends," "seeks," "believes," "estimates," and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

OVERVIEW

     The Company's revenues are derived from recurring payments for monitoring services provided to subscribers and Dealers pursuant to agreements. Monitoring contracts have initial terms ranging from two to five years usually with provisions for automatic renewal for periods of one year. Monitoring contracts entered into with Dealers generally permit cancellation with notice of 60 days.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data:


                                                     YEARS ENDING DECEMBER 31,
                                                  1995          1996         1997
                                               ---------------------------------------
                                                           (In thousands)
Revenue                                         $    2,733    $    3,782    $   10,814
Operating Expenses:

    General, selling & administrative                1,591         1,394         4,257

    Payroll and related expense                        891         1,710         4,653

    Amortization & depreciation                        540         1,020         2,426

    Write off of contract rights                       101           249         1,278

    Deferred compensation expense                       --            --           862

Loss from Operations                                  (389)         (591)       (2,662)

Interest Expense                                       743         1,384         1,863

Net Loss                                              (947)       (1,718)       (4,525)

Dividends accrued on Preferred Stock                     -             -           413

Net loss available to common stockholders       $     (947)   $   (1,718)   $   (4,937)

Net loss per share                              $     (.26)   $     (.47)   $    (1.16)

Total weighted average number of common shares
  outstanding                                    3,665,642     3,669,343     4,266,151


     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                     YEARS ENDING DECEMBER 31,
                                                  1995          1996         1997
                                               ---------------------------------------
Revenues:
    Total Revenue                                 100%          100%         100%

Operating Expenses:
    General, selling & administrative              58%           37%          39%
    Payroll and related expense                    33%           45%          43%
    Amortization & depreciation                    20%           27%          22%
    Write off of contract rights                    3%            7%          12%
    Deferred compensation expense                  --            --            8%
Loss from Operations                              (14%)         (16%)        (24%)
Interest Expense                                  (27%)         (37%)        (17%)

Net Loss                                          (35%)         (45%)        (41%)



1997 COMPARED TO 1996

     Revenues. Revenues for fiscal 1997 increased by $7,031,996, or 185.9%, to $10,814,087 from $3,782,091 for fiscal 1996. The increase in revenues is primarily related to acquisitions completed at the end of 1996 which resulted in a full year's revenue generated in 1997 as opposed to a partial year in 1996, and to a lesser extent, to acquisitions completed during 1997. The increase in revenues related to acquisitions are as follows: increase related to the acquisitions of Securities Associates Command Center II, L.L.C. ("SACC") and All-Security Monitoring Services, L.L.C. ("AllSec") was approximately $2,294,000, this acquisition was completed on September 5, 1996; increase related to the acquisition of AMJ Central Station Corporation, Inc. ("AMJ") was approximately $2,144,000, this acquisition was completed in December 31, 1996; and the acquisitions of Northern Central Station, Inc. ("NC"), completed February 1997, and Telecommunications Associates Group, Inc. ("TAG"), completed November 24, 1997, increased revenues by approximately $627,000. The balance of the increase in revenue between the years of 1997 and 1996 of approximately $1,967,000 is as a result of a net increase in the number of Accounts owned (12,018) during the year.

     Operating Expenses. Operating expenses increased $9,102,569 or 208.1% in 1997 from $4,373,558 to $13,476,127. General, selling and administrative expenses increased from $1,394,244 to $4,257,360, an increase of $2,863,116 or 205.4%. This increase is related to the following: increase related to the acquisitions of SACC and AllSec of approximately $910,000; increase related to the acquisition of AMJ of approximately $693,000; increase related to the acquisitions of NC and TAG of approximately $130,000; increase related to the existing business of $1,130,000 (primarily due to an increase in professional fees of $284,000 related to acquisitions), an increase in bad debt expense of $504,000 related to an increase in reserves of $189,000 (net of acquisitions) and the write off of receivables associated with canceled Accounts. The remaining increase of $342,000 is related to the overall growth in the existing business of the Company.

     Payroll and related expenses increased by $2,942,938, or 172.1%, from $1,710,252 to $4,653,190. This increase is related to the following: increase related to the acquisitions of SACC and AllSec of approximately $887,000; increase related to the acquisition of AMJ of approximately $996,000; increase related to the acquisitions of NC and TAG of approximately $418,000. The remaining increase in payroll and related expenses of $642,000 is primarily due to the Company hiring four additional management personnel and an increase in staff of five personnel during the year as a result of the Company's growth.

     Amortization and depreciation increased by $1,405,492, or 137.7%, from $1,020,427 to $2,425,919 due to an increase in the amortization of goodwill related to the acquisitions of SACC, AllSec, NC and TAG, and the amortization of deferred financing costs of $598,968, an increase in amortization of contract rights of $703,895 due to the net increase in contract rights of $7,302,352 and an increase in depreciation expense of $102,630.

     Expense related to the write off of canceled Accounts increased by $1,028,989, or 413.9%, from $248,635 to $1,277,624. This increase is related to an increase in the number of Accounts purchased (over 12,000 net in 1997) and an increase in the net attrition rate from 7% to 9% primarily related to greater than expected losses on two Account purchase transactions.

     The deferred compensation expense of $862,034 in 1997 is related to a stock based deferred compensation plan instituted during 1997. Awards under this plan are approved annually by the Board of Directors.

     Interest Expense. Interest expense increased $478,367 from $1,384,239 in 1996 to $1,862,606, an increase of 34.6%. This increase was caused primarily by an increase in borrowings under the Company's credit facility with FINOVA from $7,304,000 at the end of fiscal 1996 to $16,521,813 at the end of 1997.
In addition, the Company incurred interest expense of $585,000 in 1997 compared to $9,370 in 1996 related to outstanding debt on subordinated borrowings from its principal stockholder. The Company had $5,500,000 of debt outstanding under subordinated notes at the end of 1997, compared to $500,000 outstanding at the end of 1996.

     1996 Compared to 1995

     Revenues. Revenues for fiscal 1996 increased by $1,048,838 or 38.4%, to $3,782,091 from $2,733,253 for fiscal 1995. Monitoring fees increased by $1,262,379 from $2,390,513 to $3,652,892, an increase of 52.8%. $704,028 of the increase came from consolidation of the operations of SACC and AllSec beginning September 5, 1996, on which date those entities became wholly owned subsidiaries. Prior to that date, results of operations of the two entities were accounted for on the equity method. Revenue from monitoring Company owned Accounts increased $558,351, or 23.4%, due to the addition of approximately 3,495 subscribers from the acquisition of portfolios of Accounts during fiscal 1996. Revenues from memberships fees and other dealer services decreased $213,541 to $129,199 from $342,740, a decrease of 62.3%. This decrease resulted from decreased emphasis on these activities as a revenue source.

     Operating Expenses. Operating expenses for fiscal 1996 increased by $1,251,044 an increase of 40% from $3,122,514 to $4,373,558. General, selling and administrative expenses decreased from $1,590,860 to $1,394,244, a decrease of $196,616, or 12.4%, due to an effort to control costs. Payroll and related expenses increased by $818,882 from $891,320 to $1,710,252, or 91.9%, due to additional management personnel added as a result of the overall growth of the Company. Amortization and depreciation increased $480,793 or 89.1% from $539,634 to $1,020,427. Loss from disposition of contract rights increased $147,935 or 146.9% from $100,700 in 1995 to $248,635 in 1996. The increase in amortization and depreciation is primarily attributable to a net increase in contract rights to monitor security systems of $1,181,476 and a net increase in goodwill of $6,666,373 between year end 1995 and 1996. $3,762,724 of the goodwill increase was attributable to the acquisition of AMJ and $2,903,649 resulted from the consolidation of the results of AllSec following the acquisition in September 1996, of the 1% interest in that company held by Intec, Inc. and the 50% interest in SACC not previously owned by the Company. Payroll and related expenses increased from 33% of revenues in 1995 to 45% of revenues in 1996. This increase is attributable to additional personnel added as a result of the Company's growth. The decrease in general, selling and administrative expenses is attributable to a concerted effort to reduce these costs. General, selling and administrative expenses decreased from 58% of revenues in 1995 to 37% in 1996. This is attributable to a decrease in central station monitoring expenses. This was caused by the consolidation of central station revenues and expenses in September 1996, and elimination of the expenses for monitoring owned Accounts in the consolidation of results from September through December and inclusion of monitoring revenues from non-owned Accounts for the same period. Loss from the disposition of contract rights increased from $100,700 in 1995 to $248,635 in 1996. This resulted from the fact that 6,815 Accounts were acquired in 1995 and recognition of losses increased from 3% of revenue in 1995 to 7% in 1996 primarily as a result of greater than expected losses on two Account purchase transactions.

     Interest Expense. Interest expense increased $641,580 from $742,659 in 1995 to $1,384,239 in 1996, an increase of 86.4%. This increase was caused primarily by an increase in debt outstanding of $3,484,065 under the Company's credit facility with FINOVA from $3,819,935 at the end of fiscal 1995 to $7,304,000 at the end of 1996. In addition, the Company incurred interest expense of $9,370 in 1996 in connection with borrowings under a $5,000,000 subordinated loan agreement with its principal stockholder. $500,000 was outstanding under this agreement at year-end 1996.

CAPITAL EXPENDITURES

     The Company made capital expenditures during 1997 totaling $311,612 to upgrade phone systems in the central stations and purchase computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

     General. Since January 1994, the Company has financed its operations and growth from a combination of borrowings under the Company's credit facilities and sales of stock. The Company's principal uses of cash are the acquisition of subscriber Account portfolios, loans to Dealers secured by Accounts and acquisition of central monitoring stations. A substantial portion of the Company's future cash flow will be used to acquire subscriber Account portfolios, to make loans to Dealers (secured by Accounts), to acquire additional central monitoring stations and to pay down debt.

     1997 COMPARED TO 1996

     During the year ended December 31, 1997, contract rights to monitor security systems, net of accumulated amortization increased $7,302,352 to $13,908,478 due to the acquisition of over 12,000 Accounts. During the same period goodwill, net of accumulated amortization, increased from $6,666,373 to $11,919,949 due to the acquisitions of NC and TAG.

     Current liabilities increased during the year ended December 31, 1997 compared to 1996 from $6,744,911 to $6,756,199. This change was caused primarily by the payment of a note related to the acquisition of AMJ in January 1997 of $3,721,131 and a note paid to a related party of $136,000, offset by increases in accrued liabilities, unearned revenue and current maturities of debt. The major increases in accrued liabilities are related to accrued dividends on Preferred Stock of $412,998, an increase in accrued interest of $691,925 and an accrual for losses on contracts of $229,812. Unearned revenue increased due to the acquisition of TAG and overall growth of the Company. The increase in current maturities is related to holdback notes maturing in 1998, senior debt borrowings increased by $8,502,465 and subordinated borrowing increased by $5,000,000. The proceeds of the Company's borrowings were used primarily to fund the TAG acquisition ($800,000) and the acquisition of contract rights from Dealers ($8,056,738).

     Net capital of $9,987,836 was raised during the year through warrant and option exercises for the purchase of common and preferred stock ($5,030,836) and the sale of Common Stock through a private placement ($4,980,000 net of expenses). This capital was used to fund the purchase of TAG $4,800,000, for the purchase of fixed assets and for general corporate purposes. The Company had $5,521,633 in cash on hand at year end 1997, which will be used to fund future acquisitions of central stations and contract rights to monitor security systems and loans to Dealers (secured by Accounts).

     1996 COMPARED TO 1995

     For the year ended December 31, 1996, the Company's net cash used in operating activities was $421,628, compared to $164,655 in 1995. The increase was largely attributable to an increase in the net loss from $947,278 in 1995 to $1,718,259 in 1996, an increase of $770,981, or 81.4%. The increase in the loss was largely the result of an increase in interest expense from $742,659 in 1995 to $1,384,239 in 1996.

     The Company's net cash used in investing activities in 1996 was $3,704,026 compared to $3,667,827 in 1995, an increase of $36,199 or 1.0%. Purchases of Accounts decreased from $3,639,934 in 1995 to $1,855,953 in 1996, while cash used for central monitoring station acquisitions increased $1,794,021.

     Current assets at December 31, 1996, were $2,227,397 compared to $467,905. The increase results primarily from an increase of $1,002,852 in accounts receivable and an increase in cash of $578,537. The increases are attributable to consolidation of the central station operations for the first time on December 31, 1996, and the acquisition of AMJ in December of that year.

     Contract rights to monitor security systems net of amortization increased $1,181,476 to $6,606,126. Goodwill at year-end 1996 was $6,666,373. This resulted primarily from the acquisitions of joint venture interests in SACC and AllSec in September 1996, and AMJ in December 1996.

     Current liabilities increased from $3,166,544 at December 31, 1995, to $6,744,911 at December 31, 1996. A $3,721,131 note payable for the acquisition of AMJ was outstanding on December 31, 1996, and was paid in January 1997. Current maturities of long term debt decreased from $1,858,992 on December 31, 1995 to $413,227 on December 31, 1996, as a result of refinancing existing debt with a new long term loan agreement. For the same period unearned revenue increased from $543,927 in 1995 to $1,409,796 in 1996 when central station operations was consolidated. Long term debt increased from $4,768,573 at year end 1995 to $8,019,348 on December 31, 1996, due to the closing of a new term loan agreement.

     As of December 31, 1996, total stockholders' equity was $1,268,464 compared to a deficit $2,043,057 the prior year. This increase resulted from additional capital of $5,000,000 invested by TJS Partners, L.P. combined with a net loss of $1,718,259 for the year ended December 31, 1996.

     TJS Partners L.P.'s Investment. On September 5, 1996, TJS Partners, L.P. ("TJS") purchased a 49% interest in the Company by receiving 3,525,682 shares of Common Stock and $3,441,649 of debt with an interest rate of 6% for a total contribution of $5 million. This stock and debt was converted to 12% Redeemable Preferred Stock and Convertible Preferred Stock on December 31, 1996, and a new credit facility of $5 million was provided to the Company. The proceeds from this transaction were used by the Company, either directly or through its subsidiaries, to purchase the equity interests in five companies. During 1997, TJS exercised a warrant pursuant to which it purchased 15,000 shares of Convertible Preferred Stock for the total consideration of $3,750,000, and exercised options to purchase an additional 14,107 shares of Convertible Preferred Stock for a purchase price of $821,290. In November 1997, TJS agreed to establish a $1.5 million five year subordinated credit facility for Alarm Funding Corporation, the Company's Dealer loan subsidiary ("AFC"). In connection with this facility, AFC issued to TJS a one year option to purchase a twenty percent interest in AFC for $1,000. As of December 31, 1997, a total of $5.5 million was outstanding under the Company's subordinated
loan facilities with TJS.   See "Certain Relationships and Related
Transactions."

     Loan Agreement with FINOVA Capital Corporation. On December 31, 1996, the Company and FINOVA entered into a loan agreement (the "FINOVA Loan Agreement"). The maximum amount available under the FINOVA Loan Agreement was originally
$15 million.   On December 2, 1997, the Company's Loan Agreement with FINOVA was amended and restated (the "Amended and Restated FINOVA Loan Agreement). Pursuant to the Amended and Restated Loan Agreement, the Company's credit facility with FINOVA was increased to $30 million from $15 million. The Amended and Restated FINOVA Loan Agreement matures on December 31, 2002, subject to earlier termination.

Availability under the Amended and Restated FINOVA Loan Agreement is restricted in two ways:

      (1) the total debt may not exceed 22 times RMR for Retail Monitoring plus 12 times RMR for Wholesale Monitoring; and

      (2)  the ratio of total debt to operating cash flow may not exceed 4.00.

     The interest rates on borrowings under the Amended and Restated FINOVA Loan Agreement are the base rate in effect from time to time plus the applicable margin. At February 9, 1998, the applicable margin was 2% and the interest rate was 10.5%. This margin can decrease as the ratio of total debt to operating cash flow decreases below 3.5. The Company paid a loan fee of $262,500 on the original closing in December 1996, and an additional $222,000 on the effective date of the increase in December 1997, and is obligated to pay a commitment fee of .5% on the unused portion of the facility.

     The Amended and Restated FINOVA Loan Agreement contains customary covenants. The most important covenants can be summarized as follows: until all obligations under the FINOVA Loan Agreement are paid or performed in full, neither the Company nor its covered subsidiaries may, except as specifically permitted: (i) incur indebtedness; (ii) encumber their properties; (iii) merge with or acquire other companies; (iv) incur contingent liabilities; (v) make distributions on or redeem equity securities; (vi) prepay debt; (vii) enter into operating leases (in excess of scheduled amounts); (viii) make investments in or loans to other companies; (ix) make fundamental changes in their businesses; (x) change the locations of their facilities; (xi) dispose of assets; (xii) amend their organizational documents; (xiii) issue additional membership interests in certain subsidiaries; (xiv) enter into contracts with affiliates; (xv) permit the occurrence of any violations of ERISA; or (xvi) pay management compensation in excess of permitted amounts. Financial covenants include the maintenance of (i) a minimum ratio of operating cash flow to total debt, (ii) minimum RMR for Retail Monitoring and Wholesale Monitoring, and
(iii) mandatory prepayments from excess cash flow as defined in the Amended and Restated FINOVA Loan Agreement.

     FINOVA has agreed (subject to completion of definitive documentation) to allocate up to $4 million of the Company's credit facility to Alarm Funding Corporation to fund loans to Dealers (the "AFC Sub-Facility"). The AFC Sub-Facility will be subject to a separate set of covenants.

YEAR 2000 ISSUE

     The Company has reviewed all of its current computer applications with respect to the year 2000 issue. The Company believes all of its applications are substantially year 2000 compliant and that any additional costs with respect to year 2000 compliance will not be material to the Company. The Company is currently unable to determine the effects of year 2000 compliance on its Dealers or vendors.

     The Company intends to continue to pursue growth through the acquisition of subscriber Accounts and central monitoring stations and through loans to Dealers. As a result, the Company will be required to seek additional funding under its existing loan agreements and from the possible sale of additional securities in the future, which may lead to higher leverage or the dilution of the existing holders' investment in Common Stock. Any inability of the Company to obtain funding through external financing is likely to adversely affect its ability to increase its investing activities. There can be no assurance that external funding will be available to the Company on attractive terms or at all.

     Private Placement. On December 31, 1997 the Company completed the sale of one million shares of its Common Stock. The shares were privately placed with a group of accredited investors consisting of individuals, corporations and privately held investment companies. No underwriter or placement agent was used. The Company received $5,000,000 in consideration in exchange for the shares and realized approximately $4,980,000 after estimated offering expenses of $20,000. The Company has agreed to file a registration statement to register the shares for resale no later than September 30, 1998.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. The objective of this standard is to report a measure of changes in equity of an enterprise that result from transactions other than with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of this statement is required no later than with fiscal year 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders of
Security Associates International, Inc.:



We have audited the accompanying consolidated balance sheets of SECURITY ASSOCIATES INTERNATIONAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Associates International, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in
Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Chicago, Illinois
January 23, 1998

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                               DECEMBER 31,
                                                       -------------------------
                                 ASSETS                   1996           1997
-----------------------------------------------------  -----------   -----------

CURRENT ASSETS:
    Cash and cash equivalents                          $   632,355   $ 5,521,633
    Accounts receivable, net                             1,332,990     2,626,717
    Receivable from stockholders                            25,180        50,000
    Other current assets                                   236,872       182,671
                                                       -----------   -----------
                     Total current assets                2,227,397     8,381,021
                                                       -----------   -----------
FURNITURE AND EQUIPMENT, net                               417,899       855,631
                                                       -----------   -----------
OTHER ASSETS:
    Contract rights to monitor security systems, net     6,606,126    13,908,478
    Goodwill, net                                        6,666,373    11,919,949
    Other assets, net                                      614,928       943,624
                                                       -----------   -----------
                     Total other assets                 13,887,427    26,772,051
                                                       -----------   -----------
                     Total assets                      $16,532,723   $36,008,703
                                                       ===========   ===========

                                                                                           DECEMBER 31,
                                                                                  ----------------------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY                             1996              1997
-------------------------------------------------------------------------------   ------------    ------------

CURRENT LIABILITIES:
    Accounts payable                                                              $    615,775    $    676,162
    Note payable for acquisition                                                     3,721,131            --
    Current maturities of long-term notes payable                                      413,227         897,453
    Notes payable--related parties                                                     136,000            --
    Accrued expenses                                                                   439,660       2,135,658
    Unearned revenues                                                                1,409,796       3,046,926
    Other                                                                                9,322            --
                                                                                  ------------    ------------
                     Total current liabilities                                       6,744,911       6,756,199

NOTES PAYABLE, net of current maturities                                             8,019,348      16,521,813

NOTES PAYABLE, related party                                                           500,000       5,500,000
                                                                                  ------------    ------------
                     Total liabilities                                              15,264,259      28,778,012
                                                                                  ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):

    Convertible preferred stock, $10.00 par value; 35,478 and 64,585 shares outstanding on December 31, 1996 and 1997, respectively
       (liquidation value of $8,869,500 and $16,146,138 at December 1996
       and 1997, respectively)                                                         354,780         645,846

    12% redeemable/convertible preferred stock, $10.00 par value; 344,165 shares
       outstanding on December 31, 1996 and 1997                                     3,441,650       3,441,650

    Common stock, $.001 par value; 50,000,000 shares authorized; 3,699,375 and
       6,272,295 shares outstanding on December 31, 1996 and 1997,
       respectively                                                                      3,699           6,272
    Additional paid-in capital                                                       3,958,080      14,564,311
    Retained deficit                                                                (6,489,745)    (11,427,388)
                                                                                  ------------    ------------
                     Total stockholders' equity                                      1,268,464       7,230,691
                                                                                  ------------    ------------
                     Total liabilities and stockholders' equity                   $ 16,532,723    $ 36,008,703
                                                                                  ============    ============



         The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1995            1996            1997
                                                                 ------------    ------------    ------------
REVENUES:
    Monitoring fees                                              $  2,390,513    $  3,652,892    $ 10,711,935
    Membership fees and other                                         342,740         129,199         102,152
                                                                 ------------    ------------    ------------
                     Total revenues                                 2,733,253       3,782,091      10,814,087
                                                                 ------------    ------------    ------------

OPERATING EXPENSES:
    General, selling and administrative                             1,590,860       1,394,244       4,257,360
    Payroll and related expense                                       891,320       1,710,252       4,653,190
    Amortization and depreciation                                     539,634       1,020,427       2,425,919
    Write off of contract rights                                      100,700         248,635       1,277,624
    Deferred compensation expense                                        --              --           862,034
                                                                 ------------    ------------    ------------
                     Total operating expenses                       3,122,514       4,373,558      13,476,127
                                                                 ------------    ------------    ------------
                     Loss from operations                            (389,261)       (591,467)     (2,662,040)

INTEREST EXPENSE                                                      742,659       1,384,239       1,862,606
                                                                 ------------    ------------    ------------
                     Loss before income in equity of joint
                        venture and income taxes                   (1,131,920)     (1,975,706)     (4,524,646)

INCOME IN EQUITY OF JOINT VENTURE                                     184,642         257,447            --
                                                                 ------------    ------------    ------------
                     Loss before income taxes                        (947,278)     (1,718,259)     (4,524,646)

PROVISION FOR INCOME TAXES                                               --              --              --
                                                                 ------------    ------------    ------------
                     Net loss                                        (947,278)     (1,718,259)     (4,524,646)

DIVIDENDS ACCRUED ON PREFERRED STOCK                                     --              --           412,997
                                                                 ------------    ------------    ------------
                     Net loss available to common stockholders   $   (947,278)   $ (1,718,259)   $ (4,937,643)
                                                                 ============    ============    ============

NET LOSS PER SHARE                                               $       (.26)   $       (.47)   $      (1.16)
                                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                3,665,642       3,669,343       4,266,151
                                                                 ============    ============    ============



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURITY ASSOCIATES INTERNATIONAL, INC.
            AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                               CONVERTIBLE                12% REDEEMABLE
    COMMON STOCK             PREFERRED STOCK             PREFERRED STOCK            ADDITIONAL                             TOTAL
--------------------       -------------------        ---------------------          PAID-IN          RETAINED         STOCKHOLDERS'
SHARES        AMOUNT       SHARES       AMOUNT        SHARES         AMOUNT          CAPITAL          DEFICIT             EQUITY
------        ------       ------       ------        ------         ------          -------          -------             ------
3,662,187     $3,662             -       $     -            -        $               $2,688,042      $(3,824,208)       $(1,132,504)


    5,900          6             -             -            -                -            1,469                -              1,475
        -          -             -             -            -                -           35,250                -             35,250
        -          -             -             -            -                -                -         (947,278)          (947,278)
---------    -------        ------      --------      -------       ----------      -----------     ------------        -----------
3,668,087      3,668             -             -            -                -        2,724,761       (4,771,486)        (2,043,057)
        -          -        35,478       354,780      344,165        3,441,650        1,216,160                -          5,012,590
    9,200          9             -             -            -                -            4,591                -              4,600
   22,088         22             -             -            -                -           12,568                -             12,590
        -          -             -             -            -                -                -       (1,718,259)        (1,718,259)
---------    -------        ------      --------      -------       ----------      -----------     ------------        -----------
3,699,375      3,699        35,478       354,780      344,165        3,441,650        3,958,080       (6,489,745)         1,268,464
        -          -        29,107       291,066            -                -        4,267,793                -          4,558,859

  162,265        162             -             -            -                -          861,872                -            862,034
2,410,655      2,411             -             -            -                -        5,476,566                -          5,478,977
        -          -             -             -            -                -                -         (412,997)          (412,997)
        -          -             -             -            -                -                -       (4,524,646)        (4,524,646)
---------    -------        ------      --------      -------       ----------      -----------     ------------        -----------
6,272,295     $6,272        64,585      $645,846      344,165       $3,441,650      $14,564,311     $(11,427,388)       $ 7,230,691
=========    =======        ======      ========      =======       ==========      ===========     ============        ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                1995            1996         1997
                                                                                ----            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $   (947,278)   $ (1,718,259)   $ (4,524,646)
    Adjustments to reconcile net loss to net cash (used for) provided by operating activities-
           Income in equity of joint venture                                (184,642)       (257,447)           --
           Issuance of common stock for services                                --             4,600            --
           Amortization and depreciation                                     539,634       1,020,427       2,425,919
           Contract rights written off                                          --           248,635       1,277,624
           Deferred compensation expense                                        --              --           862,034
           Changes in assets and liabilities-
              Accounts Receivable, net                                      (195,531)        136,036      (1,047,691)
              Note receivables                                               125,000            --              --
              Other current assets                                           (73,504)       (126,992)         46,147
              Other long-term assets                                         (15,160)           --           (63,598)
              Accounts payable                                                77,776          41,334         (36,503)
              Bank overdraft                                                 (35,568)           --              --
              Accrued expenses                                               252,430        (172,208)      1,490,408
              Unearned revenue                                               408,948         425,148         279,937
              Other current liabilities                                     (116,760)        (22,902)         (9,322)
                                                                        ------------    ------------    ------------
                     Net cash (used for) provided by operating
                        activities                                          (164,655)       (421,628)        700,309
                                                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of contract rights to monitor security systems, net          (3,639,934)     (1,855,953)     (8,056,738)
    Purchase of fixed assets                                                 (37,893)        (54,052)       (311,612)
    Cash paid for acquisition, net                                              --        (1,794,021)     (5,818,484)
                                                                        ------------    ------------    ------------
                     Net cash used for investing activities               (3,677,827)     (3,704,026)    (14,186,834)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of capital                                         36,725       5,000,000       9,987,836
    Dividends accrued on preferred stock                                        --              --          (412,997)
    Deferred financing costs                                                    --          (596,879)       (385,400)
    Proceeds from stockholders receivable                                     10,358            --            25,180
    Repayment of notes payable to related parties                            (54,349)        (98,742)       (136,000)
    Proceeds from notes payable to related parties                              --           500,000       5,000,000
    Repayment of notes payable                                              (774,720)     (7,404,188)     (4,358,280)
    Proceeds from notes payable                                            4,592,090       7,304,000       8,655,464
                                                                        ------------    ------------    ------------
                     Net cash provided by financing activities             3,810,104       4,704,191      18,375,803
                                                                        ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                  (32,378)        578,537       4,889,278
CASH AND CASH EQUIVALENTS, beginning of year                                  86,196          53,818         632,355
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                  $     53,818    $    632,355    $  5,521,633
                                                                        ============    ============    ============


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997



1.    DESCRIPTION OF THE BUSINESS

      COMPANY BACKGROUND

      Security Associates International, Inc. and Subsidiaries (the "Company") is composed of Security Associates International, Inc. ("SAI") and its subsidiaries, RMR Management Corp., a Delaware corporation ("RMR"), MCAP Investors, Inc., a Delaware corporation ("MCAP"), Winnetka Investors, Inc., a Delaware corporation ("Winnetka"), Security Associates Command Center II, LLC, a Michigan limited liability company ("SACC"), Monitor Service Group, LLC, an Illinois limited liability company ("MSG"), All-Security Monitoring Services, LLC, an Illinois limited liability company ("All-Security"), AMJ Central Station Corporation, a Delaware corporation ("AMJ"), Alarm Funding Corporation, a Delaware corporation ("AFC") and Telecommunications Associates Group, Inc., an Ohio corporation ("TAG"). Subsequent to year-end, RMR, MCAP and Winnetka were merged into the Company. Additionally, the Company plans to move the operations of SACC to TAG in March, 1998. SACC will be liquidated after that move occurs. A provision for shutdown expenses of approximately $77,000 has been included in the accompanying financial statements.

      The Company was organized for the primary purpose of acquiring service contracts for remote electronic monitoring of security systems in businesses and homes throughout the United States and providing monitoring services to independent alarm dealers on a subcontract basis. Revenues are composed primarily of fees for monitoring services.

      Alarm Funding Corporation was formed in September, 1997. The purpose of AFC is to provide loans to independent alarm dealers. As of December 31, 1997, AFC had made one loan for $250,000. AFC has an agreement with the Company's major stockholder which will provide up to $1,500,000 in subordinated debt. As of December 31, 1997, AFC has borrowed $500,000 of subordinated debt. A company and a partnership, each controlled by a director of the Company, have received options to purchase 20% of AFC's stock from the Company.


2.    SUMMARY OF MAJOR ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The financial statements consolidate the accounts of Security Associates International, Inc., and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated.

      USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      REVENUE RECOGNITION

      Monitoring fee revenue is recognized as earned over the related contract period. Services may be billed in advance on a monthly, quarterly or annual basis and amounts not earned are included as unearned revenues.

      ACCOUNTS RECEIVABLE

      The Company grants unsecured trade credit to customers in the normal course of business. Receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $206,000 and $495,000 as of December 31, 1996 and 1997, respectively.

      CONTRACT RIGHTS TO MONITOR SECURITY SYSTEMS

      The Company actively pursues the acquisition of contract rights to monitor security systems. These contract rights are recorded at the Company's purchase price. Amortization is calculated on a straight-line basis over an estimated useful life of ten years. When accounts are canceled and not replaced under a guarantee, the net book value of the canceled account is written off. The Company regularly reviews the attrition rates of account purchases to evaluate the realizability of the unamortized contract rights. If any one account purchase experiences extraordinary cancellations, the amortization period is reduced and losses, if any, are accrued. Contract rights to monitor security systems in the accompanying consolidated balance sheets are net of accumulated amortization of approximately $1,350,000 and $2,329,000 as of December 31, 1996 and 1997,
      respectively.

      GOODWILL

      Goodwill is recorded as the cost of purchased businesses in excess of the fair value of the net assets acquired and is amortized on a straight-line basis over a period of three to fifteen years. The Company regularly reviews the performance of acquired businesses to evaluate the realizability of the underlying goodwill. Goodwill in the accompanying consolidated balance sheets is net of accumulated amortization of approximately $201,000 and $954,000 as of December 31, 1996 and 1997, respectively.

      OTHER LONG-TERM ASSETS

      Other long-term assets consist primarily of deferred financing costs. The deferred financing costs are being amortized over the life of the related loan. Other long-term assets in the accompanying consolidated balance sheets are net of accumulated amortization of approximately $7,000 and $124,000 as of December 31, 1996 and 1997, respectively.

      FURNITURE AND EQUIPMENT

      Furniture and equipment are stated at cost. Depreciation is calculated using straight-line methods for both financial statement and income tax purposes over an estimated useful life of three to seven years.

      The following is a summary of furniture and equipment by major class of assets:


                                                              DECEMBER 31
                                                       -----------------------
                                                          1996         1997
                                                       ----------   ----------
                      Equipment                        $  744,277   $1,148,964
                      Office furniture and fixtures        54,496      107,812
                      Automobiles/trucks                   20,188       20,188
                      Leasehold improvements               53,834       57,861
                                                       ----------   ----------
                                                          872,795    1,334,825
                      Less- Accumulated depreciation      454,896      479,194
                                                       ----------   ----------
                                                       $  417,899   $  855,631
                                                       ==========   ==========


      RENT EXPENSE

      The Company leases its office building and the facilities from which their central stations operate for various periods and amounts through the year 2002. Rent expense was approximately $36,000, $206,000 and $511,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

      Future minimum lease payments are as follows:


                               As of December 31-
                                   1998                              $509,000
                                   1999                               449,000
                                   2000                               365,000
                                   2001                               314,000
                                   2002 and thereafter                349,000
                                                                     ========

      ACCRUED EXPENSES

      Accrued expenses are composed of the following:


                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1996            1997
                                                                      ---------       ----------
                      Accrued interest                                 $114,833      $   806,758
                      Accrued dividends                                       -          412,997
                      Accrued payroll and vacation                      181,244          324,526
                      Accrual for loss contracts                              -          229,812
                      Other                                             143,583          361,565
                                                                       --------      -----------
                                                                       $439,660       $2,135,658
                                                                       ========      ===========

      PREFERRED STOCK

      On September 5, 1996, an outside investor purchased a 49% interest in the Company by receiving 3,525,682 shares of common stock and $3,441,649 of debt with an interest rate of 6% for a total contribution of $5 million. This stock and debt was converted to 379,422 shares of redeemable and convertible preferred stock on December 31, 1996, and a subordinated credit facility of $5 million was provided to the Company. Additionally, on December 31, 1996, this stockholder exercised options for the purchase of 221 shares of preferred stock at $57 per share, in the form of a stockholder note receivable which was paid after year-end. This shareholder exercised options and warrants during 1997 totaling 29,107 shares of Convertible Preferred Stock.

      Of the total shares of preferred stock issued and outstanding as of December 31, 1997, 344,165 shares are 12% Redeemable Preferred Stock, $10 par and liquidation value with dividends deferred. In the event that the Company raises $20,000,000 in new equity, all dividends that have not been paid must be paid. If the Company raises $30,000,000 in new equity, the Company will have the right to redeem the 12% Redeemable Preferred Stock for its liquidation value plus unpaid dividends. If the Company does not redeem the 12% Redeemable Preferred Stock at that time, the dividend rate will increase to 18% and the stockholder will have the right to convert this preferred stock into common stock at a conversion price equal to 80% of the market price of the common stock at the date of conversion. The remaining 64,585 shares of preferred stock issued and outstanding are Convertible Preferred Stock with a $250 liquidation preference. Each share of Convertible Preferred Stock is convertible into 100 shares of common stock of the Company.

      INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). As of December 31, 1996 and 1997, the Company had net operating loss carryforwards of approximately $6.1 million and $11.1 million, respectively. The tax net operating losses begin to expire in 2005. As of December 31, 1996 and 1997, no tax benefit has been recognized for these loss carryforwards.

      NET LOSS PER SHARE

      Net loss per share is computed based upon the weighted number of common shares outstanding during the periods presented. Stock options and Convertible Preferred Stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

      STATEMENT OF CASH FLOWS

      The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental cash flow information includes the following:

                                                                       DECEMBER 31
                                                             --------------------------------
                                                             1995        1996         1997
                                                             ----        ----         ----
Supplemental schedule of cash flow information-
       Cash paid during the year for interest            $  618,119   $1,493,761   $1,141,493
Supplemental schedule of noncash activities-
       Issuance of stock for services                          --          4,600         --
       Issuance of stock for subscription
          receivable paid in January, 1997 and  1998           --         25,180       50,000
       Issuance of note payable for acquisition                --      3,721,131         --
       Purchase of contract rights reduced by unearned
          revenue acquired                                     --           --        580,616
       Holdback notes reduced due to account attrition
                                                            182,348      245,000      476,492
       Purchase of contract rights with notes               909,581      636,900    1,021,813
                                                         ==========   ==========   ==========

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's long-term debt, which approximates the carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.


3.    ACQUISITIONS

      The Company entered into the following transactions during 1996 and 1997:

            MCAP--SAI purchased 100% of the equity of MCAP for $261,020 in cash, the assumption of liabilities of $2,600 and options to purchase 310,000 shares of SAI's common stock at $0.442 per share (which approximated fair value). SAI received assets with a fair market value of $1,309 and recorded goodwill of $262,311. As a result of this transaction, SAI obtained indirect ownership of the 25.2% of MSG owned by MCAP.

            WINNETKA--SAI purchased 100% of the equity of Winnetka for $159,980 in cash, the assumption of liabilities of $2,600 and options to purchase 190,000 shares of SAI's common stock at $0.442 per share (which approximated fair value). SAI received assets with a fair market value of $1,344 and recorded goodwill of $161,236. As a result of this transaction, SAI obtained indirect ownership of the 14.8% of MSG owned by Winnetka.

            Pursuant to the MCAP and Winnetka transactions, SAI obtained indirect ownership of 40% of MSG. It directly owned the remaining 60% of MSG prior to the acquisitions of MCAP and Winnetka.

            SACC AND ALL-SECURITY--On September 5, 1996, SAI purchased 50% of the membership interests in SACC. The consideration for the purchase was $1,500,000 in cash and the assumption of $732,874 in SACC bank debt. SAI received assets with a fair market value of $1,075,877 and recorded additional goodwill of $1,156,997.

            As a result of this transaction, SAI now directly owns 50% of SACC and indirectly owns the remaining 50% through its direct and indirect ownership of MSG (see MCAP and Winnetka above). SAI also now owns 100% of All-Security either directly or indirectly through its ownership of SACC.

            AMJ--On December 19, 1996, SAI purchased the assets of AMJ Central Station Corporation, a Florida corporation, which were transferred to a newly formed and wholly owned subsidiary, AMJ Central Station Corporation, Inc. The purchase price was $3,745,684 in cash and the assumption of certain liabilities totaling $465,461. SAI received assets with a fair market value of $448,421 and recorded goodwill of $3,762,724.

            TAG--On November 24, 1997, SAI purchased the stock of
            Telecommunications Associates, Inc., an Ohio corporation. The purchase price was $5,000,000 in cash. Goodwill of approximately $5,088,000 was recorded as a result of this transaction.

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of TAG had occurred at the beginning of 1996 and 1997, after giving effect to certain adjustments, including amortization of intangible assets and increased interest expense on the acquisition debt.


                                                               1996           1997
                                                               ----           ----
Monitoring fees and other revenues                       $    10,956    $    14,245
General, selling and administrative expenses                   9,154         12,858
Write off of contract rights                                     287          1,376
Amortization and depreciation                                  2,012          2,953
                                                        ------------    -----------
                     Income (loss) from operations              (497)        (2,942)

Interest expense                                               1,485          1,952
                                                        ------------    -----------
                     Income (loss) before income taxes        (1,982)        (4,894)

Income tax expense                                              --             --
                                                        ------------    -----------
                     Net income (loss)                        (1,982)        (4,894)

Dividends accrued on preferred stock                             413            413
                                                        ------------    -----------
Net income (loss) available to common stockholders       $    (2,395)   $    (5,307)
                                                        ============    ===========
Net loss per share                                       $      (.65)   $     (1.24)

Weighted average shares outstanding                        3,669,343      4,266,151
                                                         ===========    ===========


      The Pro Forma Statement of Income does not purport to represent what the Company's results of operations would actually have been had the acquisition been in effect for the periods presented, or to predict the Company's results of operations for any future period.

4.    LONG-TERM NOTES PAYABLE

      On September 5, 1996, subsequently amended on December 31, 1996, the Company entered into a Subordinated Loan Agreement with its major stockholder allowing for borrowings of up to $5,000,000. As of December 31, 1996 and 1997, the Company had borrowings of $500,000 and $5,000,000, respectively, outstanding under this loan agreement. Interest is charged on outstanding balances at 12% per year. Accrued interest thereon is payable semiannually, subordinate to the senior debt, and all outstanding borrowings are payable at the earlier of January 2, 2003, or when the Company raises $15,000,000 in new equity.

      In the normal course of purchasing contract rights to monitor security systems, the Company pays cash and issues notes payable to Alarm Dealers. These notes generally represent 10%-20% of the purchase price and serve as a guarantee against account attrition during the term of the note. Notes Payable to Alarm Dealers bear interest at rates ranging from 0% to 12% per year.

      In November, 1997, the Company's major stockholder entered into a subordinated debt agreement whereby AFC may borrow up to $1,500,000. As of December 31, 1997, the Company had borrowings of $500,000 outstanding under this subordinated debt agreement. The loan bears interest at 12% per year and is payable on January 2, 2003.

      On December 2, 1997, the Company amended its Loan Agreement with Finova Capital Corporation ("Finova") to increase the borrowing limit of the debt facility to $30,000,000. Under the agreement, proceeds are to be used for account acquisitions, acquisition of third-party monitoring stations and transaction costs. The loan is secured by virtually all the assets of the Company. Interest is charged on outstanding advances at Citicorp's Base rate plus 2% per year (10.25% at December 31, 1997) and is payable monthly. A fee of 1/2% per year is payable on the unused balance of the facility. The principal balance is repayable as follows:

                   2.5% per quarter, beginning January, 1999
                   4.0% per quarter, beginning January, 2000
                   5.0% per quarter, beginning January, 2001
                   5.5% per quarter, beginning January, 2002,
                         balance due December 31, 2002

      Long-term debt consists of the following notes payable:


                                                              DECEMBER 31
                                                          ----------------------
                                                          1996           1997
                                                          ----           ----
Note payable to Finova                              $  7,304,000    $ 16,359,731
Notes payable to Alarm Dealers                         1,098,819       1,006,992
Other                                                     29,756          52,543
                                                    ------------    ------------
                 Total long-term debt                  8,432,575      17,419,266

Current maturities                                      (413,227)       (897,453)
                                                    ------------    ------------
                                                    $  8,019,348    $ 16,521,813
                                                    ============    ============
Notes payable to stockholder                        $    500,000    $  5,500,000
                                                    ============    ============


      Future maturities of long-term debt are as follows:


                               As of December 31-
                                  1998                     $     897,453
                                  1999                         1,798,056
                                  2000                         2,617,557
                                  2001                         3,271,946
                                  2002 and thereafter         14,334,254
                                                           -------------
                                                             $22,919,266
                                                           =============

5.    DEFERRED COMPENSATION PLAN

      In April, 1997, the Company adopted an executive deferred compensation plan. Under this plan, common stock is credited to each participant's account and is earned based on performance as determined by the Board of Directors against criteria set by the Board over a five-year period. The total number of shares credited to the participants' accounts were 1,081,768. The Board of Directors awarded 162,265 shares, 75% of the current year's eligible shares, on December 31, 1997. The Board approved a new award whereby the 1997 unearned shares from the deferred compensation plan, 54,088.5 shares, plus an additional 54,088.5 shares were credited to the participants' accounts and are eligible to be earned over a five-year period beginning January 1, 1998. During 1997, the Company recorded deferred compensation expense of $862,034 for shares awarded under these plans.


6.    EMPLOYEE BENEFIT PLAN

      In April, 1997, the Company adopted a 401(k) plan. Effective June 1, 1997, employees were enrolled subject to the eligibility requirements of the plan. The Company matches participant contributions up to 25% of the first 4% of each participant's compensation that is contributed to the plan. Company contributions to the plan in 1997 were approximately $6,000.

7.    STOCK OPTIONS AND WARRANTS

      At the discretion of management and approval by the Board of Directors, the Company may grant options and warrants to purchase shares of the Company's common stock and convertible preferred stock to certain individuals. The exercise price may not be less than fair market value of the common stock at the date of grant. Vesting and expiration periods are determined by management and the Board of Directors at the time of grant.

      The Company applies APB Opinion No. 25 in accounting for options and warrants. Accordingly, no compensation cost has been recognized for the stock options and warrants granted.

      Had compensation costs for the stock options and warrants issued been determined based on the fair value at their grant date consistent with the method of FASB Statement No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                 DECEMBER 31
                                                            ---------------------
                                                            1996             1997
                                                            ----             ----
                       Net income-
                           As reported                  $  (1,718,259)   $  (4,524,646)
                           Pro forma                       (1,796,189)      (4,670,146)

                       Earnings per share-
                           As reported                           (.47)           (1.16)
                           Pro forma                             (.48)           (1.19)
                                                        =============    =============

      Because the method of accounting prescribed in SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; risk-free interest rates between 5.17% and 6.30%; zero dividend yield; expected lives through the expiration dates; and volatility between 39.11% and 144.19%.

      The following summarizes the stock options and warrants for common stock as of December 31, 1995, 1996 and 1997, and the changes during the years then ending:


                                      1995                      1996                        1997
                            ----------------------     ----------------------     -----------------------
                                          WEIGHTED                   WEIGHTED                    WEIGHTED
                                           AVERAGE                    AVERAGE                     AVERAGE
                                          EXERCISE                   EXERCISE                    EXERCISE
                              SHARES       PRICE        SHARES        PRICE         SHARES        PRICE
                            ---------    ---------    ---------     ---------      -------       ---------
Beginning of year           1,291,173       $  .69    1,463,673         $.75       1,833,155        $  .74

    Granted                   172,500         1.14      611,000          .65          50,000          6.00
    Exercised                       -                    22,088          .57       1,410,655           .57
    Canceled                        -                   219,430          .57               -
                            ---------                 ---------                    ---------
End of year                 1,463,673       $  .75    1,833,155         $.74         472,500        $ 1.76
                            =========                 =========                    =========
Exercisable as of end
    of year                 1,388,673                 1,758,155                      397,500
                            =========                 =========                    =========



      The future expiration of the common stock options are as follows:

                                  As of December 31-
                                      1998                             37,500
                                      1999                            310,000
                                      2000                             75,000
                                      2003                             50,000
                                                                      =======




      Subsequent to year-end, 25,000 options were granted to a company controlled by a director and 10,000 options were granted to a director to purchase common stock with an exercise price of $6.00 per share, expiring in 2001, were granted to a director.

      The Company has granted stock options and warrants to purchase shares of convertible preferred stock which mirror the Common Stock options and warrants listed above and are only exercisable upon exercise of the respective Common Stock options and warrants. Additionally in 1996, the Company granted warrants for 15,000 shares of convertible preferred stock which were exercised during 1997.

      The following summarizes the stock options and warrants for convertible preferred stock as of December 31, 1996 and 1997, and the changes during the years then ended:


                                         1996                         1997
                                ---------------------       -----------------------
                                             WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE
                                             EXERCISE                      EXERCISE
                                SHARES        PRICE          SHARES         PRICE
                                ------      ---------        ------      -----------
Beginning of year                    -      $     -           33,332         $153.65

    Granted                       33,553        153.01           -              -
    Exercised                        221         57.00        29,107          156.62
    Canceled                         -            -              -              -
                                  ------       -------        ------        --------
End of year/period                33,332       $153.65         4,225         $130.46
                                  ======       =======        ======        ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



NAME                     AGE    POSITION WITH THE COMPANY

Ronald I. Davis          59     Chairman of the Board and Director

James S. Brannen         59     President, Chief Executive Officer and Director

Daniel S. Zittnan        43     Vice President, Treasurer, Chief Financial
                                Officer

Stephen Rubin            51     Senior Vice President

Michael B. Jones         46     Director

Thomas J. Salvatore      30     Director

Douglas Oberlander       47     Director

Ronald J. Carr           46     Vice President

Timothy M. McAuliff      38     Vice President

Karen Daniels            43     Vice President

Scott J. MacDougal       39     Vice President

     Ronald I. Davis was a founder of the Company and has been Chairman of the Board since October 1990. Prior to formation of the Company, he had many years of experience in the security alarm industry. He was the founder, and from 1987 to 1990, Mr. Davis was chairman and principal shareholder of SAI Partners, Inc., an alarm dealer buying group which also provided Dealers with other support services such as training and educational programs, consulting, group insurance programs and certain proprietary alarm products manufactured by others. From 1982 to 1987, Mr. Davis was President of Security Alliance Corporation, a franchise company in the alarm industry and a joint venture with Pittway Corporation. Prior to 1982, Mr. Davis was a full time consultant to many of the alarm companies that now make up the affiliates of the Company's Dealer Network. Mr. Davis attended Roosevelt University where he received a B.A.

     James S. Brannen was a founder of the Company and has been a Director and President of the Company since October 1990 and Chief Executive Officer since 1992. He was a self-employed consultant in the alarm industry from February 1988 to October 1990. From 1962 until 1987, Mr. Brannen was employed by the First National Bank of Chicago where he served as a senior vice president in both the commercial and international banking departments. In those capacities he managed the commercial areas of the bank responsible for lending to the cable television and paging industries. In addition, he managed the secured lending activity and was responsible for organizing and managing the bank's first work-out lending activity. Mr. Brannen has an A.B. degree from Dartmouth College and received an MBA degree from Northwestern University.

     Daniel S. Zittnan has served as Vice President, Chief Financial Officer and Treasurer of the Company since October 7, 1997. Mr. Zittnan spent over thirteen years with Arthur Andersen, LLP most recently as a Senior Manager. Mr. Zittnan holds a BA in accounting from DePaul University and is a member of the AICPA and ICPA Society.

     Stephen Rubin was a founder of the Company and has been Senior Vice President since October 1990. From 1987 to 1990, he was a Senior Vice President of SAI Partners, Inc. From 1978 to 1986, Mr. Rubin was an officer of Davis Marketing Group and Security Alliance Corporation. Mr. Rubin has a B.S. degree from Northern Michigan University and MBA degree from Loyola University. Mr. Rubin has the principal responsibility for the day-to-day relationships with the dealers in the Company's Dealer Network and for negotiating account acquisitions.

     Thomas J. Salvatore was elected as a Director of the Company in December 1996. Since 1991, Mr. Salvatore has been the Managing General Partner of TJS Management, L.P. which is the General Partner of TJS Partners, L.P. ("TJS"), a principal stockholder of the Company. TJS has a contractual right to designate two directors to the Company's Board of Directors and Mr. Salvatore is one of the designees. Mr. Salvatore holds a Bachelors Degree in Business Administration from Fordham University.

     Douglas Oberlander has been a Director since January 1994. Since 1989, Mr. Oberlander has been President of Lease I, Inc. a commercial lease and finance company. From 1965 to 1988, Mr.

Oberlander was employed by Oberlander Security, a security alarm dealer. Since 1991, Mr. Oberlander has served as a director of Oberlander Alarms, a security alarm dealer.

     Michael B. Jones was appointed a Director of the Company in January 1998. He has been President of ProFinance Associates, Inc. since he co-founded it in 1985. ProFinance has been a Broker-Dealer firm since 1990. Mr. Jones was with Marine Midland Bank from 1977 until 1985. He was responsible for starting a Communications/Electronics lending group in 1991 and, in his last position as Group Executive, for leading that group. That group was one of the first institutional lenders to the alarm industry. Mr. Jones has a Bachelors Degree in Liberal Arts from the University of Arizona and a Masters Degree in International Relations from the Johns Hopkins University School of Advanced International Studies.

     Ronald J. Carr has been a Vice President of the Company since March 1997. Mr. Carr is also the President of TAG and is a member of the Board of Directors of the Central Station Alarm Association. From March 1996 to March 1997, Mr. Carr was Director of Telecommunications and Central Station Operations for Ameritech's SecurityLink subsidiary. From 1991 to 1996 he was Director of Telecommunications for ADT, Inc. Mr. Carr holds a Bachelors Degree in Business Administration from Brookdale College.

     Timothy M. McAuliff has served as Vice President and Chief Credit Officer since January 1998. Prior to becoming Chief Credit Officer, Mr. McAuliff was Vice President of Operations starting in September 1996. Mr. McAuliff served as a Vice President responsible for acquisition and credit for Old Kent Leasing, a subsidiary of Old Kent Financial Corporation from December 1995 to September 1996. From October 1994 to December 1995, Mr. McAuliff was Accounting Manager for Advo, Inc., a direct mail marketing firm. From December 1992 to October 1994, he was Division Controller for a publishing firm, Thomson Corporation. From 1986 through 1992, Mr. McAuliff was a manager for the Tribune Company, a publishing and broadcasting company. Mr. McAuliff holds a bachelors degree in Business Administration from Elmhurst College.

     Karen B. Daniels has served as Vice President since October 7, 1997. Prior to becoming a Vice President, Ms. Daniels acted as a consultant for the Company starting in March 1997, and prior to that for Ameritech AIIS, since 1995. From March, 1990, to June, 1995, Ms. Daniels was Vice President/Controller for Editel-Chicago, a division of Unitel Video, Inc., a video post-production company. Ms. Daniels has a bachelors degree in Industrial Administration-Finance from Iowa State University. Ms. Daniels is also a Certified Public Accountant.

     Scott J. MacDougal has been a Vice President with the Company and President of Alarm Funding Corporation since October 7, 1997. Previously, he was Principal of Cornerstone Funding Inc., a financial advisory company serving small businesses. Mr. MacDougal spent five years in the venture capital industry, as Vice President of Business Development for Kentco Capital Corp. of Northfield, Illinois. Prior to that, he spent eight years in the banking industry, most recently as Vice President in the Communications Companies Division at The First National Bank of Chicago. Mr. MacDougal holds a BA in journalism from the University of Wisconsin, and an MBA in Finance from The Wharton School.

     The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee of the Company. All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The Board of Directors currently consists of five members. Ronald
I. Davis and Stephen Rubin are brothers-in-law. There are no other family relationships between any director or executive officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to March 15, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to March 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to March 15, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statements and Schedules

  (1) Financial Statements. The Registrant's financial statements, together with the Report of Independent Accountants, are set forth in
       Part II, Item 8 on pages 33 - 48 of this report.

  (2) Financial Statement Schedules. The Schedule II - Valuation and Qualifying Accounts is set forth on page A-1 of this report.
       All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

  (3)  Exhibits.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1997

     The Company filed a Current Report on Form 8-K on December 2, 1997 dated November 12, 1997, which reported the exercise of a warrant by TJS Partners, L.P., an affiliate of the Company, for the purchase of 15,000 shares of the Company's Convertible Preferred Stock for a total purchase price of $3,750,000 and the exercise of options by TJS Partners, L.P. for the purchase of 8,761.55 shares of the Company's Convertible Preferred Stock for a total purchase price of $563,829.

     The Company filed a Current Report on Form 8-K on December 10, 1997 dated November 25, 1997, which reported the acquisition of all of the outstanding capital stock of Telecommunications Associates Group, Inc. ("TAG"). The purchase price was $5 million plus the assumption of TAG's liabilities. The report did not include the financial statements on the date of filing (the financial statements were included in an Amendment to a Current Report on Form 8-KA filed on February 4, 1998), but did include the Stock Purchase Agreement between the Company and Robert Ambros, TAG's sole stockholder.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                   DESCRIPTION
  ---                   -----------
3.1    Amended and Restated Certificate of Incorporation of the Company*
3.2    By-Laws of the Company*
3.3    Certificate of Designations, Rights, Preferences and Limitations of 12% Redeemable Preferred Stock,
       $10.00 par value per share, of Security Associates International, Inc.*
3.4    Certificate of Designations, Rights, Preferences and Limitations of Convertible Preferred Stock, $10.00
       par value per share, of Security Associates International, Inc.*
4.1    Specimen Common Stock certificate*
10.1   Employment Agreement between Registrant and James S. Brannen dated August 29, 1996*
10.2   Employment Agreement between Registrant and Ronald I. Davis dated August 29, 1996*
10.3   Employment Agreement between Registrant and Stephen Rubin dated August 30, 1996*
10.4   Adoption Agreement for the Datair Mass-Submitter Prototype Standardized Cash or Deferred Profit
       Sharing Plan & Trust*
10.5   Supplemental Employees' Retirement Plan*
10.6   [Intentionally deleted]
10.7   Purchase of Stock of Winnetka Investors, Inc. by Registrant dated September 5, 1996*
10.8   Purchase of Stock of MCAP Investors, Inc. by Registrant dated September 5, 1996*
10.9   Common Stock Subscription and Purchase Agreement between Registrant and TJS Partners,
       L.P., dated September 5, 1996*
10.10  Amendment to Common Stock Subscription and Purchase Agreement between Registrant and TJS
       Partners, L.P., dated December 31, 1996*
10.11  Purchase of Membership Interests of Limited Liability Agreements between Registrant and Intec
       Company, Inc. dated September 5, 1996*
10.12  Asset Purchase Agreement between Registrant and AMJ Central Station Corporation dated December
       19, 1996*
10.13  Asset Purchase Agreement between All-Security Monitoring Services, L.L.C. and Northern Central
       Station, Inc. dated February 25, 1997*
10.14  Loan Agreement among Registrant, Security Associates Command Center II, L.L.C., Monitor Service
       Group, L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA Capital Corporation
       dated December 31, 1996*
10.15  Amendment to Loan Instruments among Registrant, Security Associates Command Center II, L.L.C.,
       Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA Capital
       Corporation dated February 28, 1997*
10.16  Lease Agreement between American National Bank and Trust Company of Chicago as Trustee under
       Trust No. 59948 and Registrant dated November 21, 1995*
10.17  Amendment to Lease Agreement between American National Bank and Trust Company of Chicago as
       Trustee under Trust No. 59948 and Registrant dated December 9, 1996*
10.18  Lease between Intec Company, Inc. and Security Associates Command Center II, L.L.C. dated
       September 4, 1996*
10.19  Sublease Agreement between William Jackson and Elizabeth Jackson and Registrant dated December
       29, 1996*
10.20  First Amendment to Lease between William Jackson and Elizabeth Jackson and Registrant dated
       February 7, 1997*
10.21  Subordinated Loan Agreement between Registrant and TJS Partners, L.P.*
10.22  Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated September 5,
       1996*
10.23  Amended Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated
       December 31, 1996*

                                       53

10.24   Warrant dated December 31, 1996 issued to TJS Partners, Ltd.*
10.25   Form of Warrant*
10.26   Echo Star Joint Venture Agreement**
10.27   Amended and Restated Loan Agreement among Security Associates International, Inc., Security
        Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring
        Services, L.L.C., AMJ Central Station Corporation, Inc., Telecommunications Associates Group, Inc.
        and FINOVA Capital Corporation dated December 2, 1997.
10.28   Second Amendment to Lease between American National Bank and Trust Company of Chicago as
        Trustee under Trust No. 59948 and Registrant dated December 10, 1997.
10.29   Koll Business Center Lease dated May 16, 1996 between Telecommunications Associates Group, Inc.
        and TR Brell Austin Corp.
10.30   Lease between Indian Hill Properties, Inc. and Telecommunications Associates Group, Inc.
        dated November 24, 1997.
10.31   Stock Purchase Agreement between Security Associates International, Inc. as purchaser and Robert
        Ambros as seller dated November 21, 1997***
10.32   $500,000 Promissory Note dated December 8, 1997 from Alarm Funding Corporation to TJS Partners,
        L.P.
10.33   Subordinated Loan Agreement dated November 14, 1997 between Alarm Funding Corporation and TJS
        Partners, L.P.
10.34   Amended Subordinated Loan Agreement dated January 30, 1998 between Security Associates
        International, Inc. and TJS Partners, L.P.
10.35   $5,000,000 Promissory Note dated December 31, 1996 from Security Associates International, Inc. to
        TJS Partners, L.P.
21.1    Subsidiaries of Registrant*
21.2    Supplemental List of Subsidiaries of Registrant
23.1    Consent of Arthur Andersen LLP
27.1    Financial Data Schedule

* Previously filed with the Registrant's Registration Statement on Form S-1 filed July 22, 1997.
** Previously filed September 8, 1997 in pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1.
*** Previously filed with the Registrant's Current Report on Form 8-K filed
    December 10, 1997 and dated November 25, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SECURITY ASSOCIATES INTERNATIONAL, INC.

                        By:      /s/ James S. Brannen
                           -------------------------------------
  February 17, 1998                  James S. Brannen, President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                   TITLE                DATE

/s/ James S. Brannen          President (Principal
--------------------          Executive Officer)         February 17, 1998
James S. Brannen              and Director

/s/ Ronald I. Davis
-------------------           Director                   February 17, 1998
Ronald I. Davis

/s/ Thomas J. Salvatore
-----------------------       Director                   February 17, 1998
Thomas J. Salvatore

/s/ Douglas Oberlander
----------------------        Director                   February 17, 1998
Douglas Oberlander

/s/ Michael B. Jones
--------------------          Director                   February 17, 1998
Michael B. Jones

/s/ Daniel S. Zittnan         Vice President, Treasurer
---------------------         and Chief Financial        February 17, 1998
Daniel S. Zittnan             Officer (Principal
                              Financial and Accounting
                              Officer)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                     (FOR EACH INCOME STATEMENT PRESENTED)



                                                              Additions
                                 ------------------------------------------------------------------
                                        Balance at                         Charged to
                                       Beginning of      Charged to          Other                      Balance at
          Description                    Period           Expense           Accounts    Deductions    End of Period
---------------------------------   ----------------  --------------    -------------  ------------  --------------
Allowances deducted from related
accounts receivable balance sheet
accounts of Security Associates
International, Inc.
    Year ended December 31, 1995          15,000          14,000                --            --           29,000
    Year ended December 31, 1996          29,000         177,000                --            --          206,000
    Year ended December 31, 1997         206,000         687,000           100,000      (498,000)         495,000
---------------------------------   ----------------  --------------    -------------  ------------  --------------