Form 10-K405/A
period 1997-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1998-03-18
CIK 851720

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any
amendment to this Form 10-K/A.   X
                               -----


     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the OTC Bulletin Board on February 12, 1998 was $21,795,528.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement is expected to be filed with the Commission not later than March 15, 1998, for the annual meeting of stockholders, expected to be held on or about April 28, 1998, is incorporated by reference into Part III of this Form 10-K/A.

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

     On January 6, 1998, Michael B. Jones was issued an option to purchase 10,000 shares of Common Stock at a price of $6.00 per share, expiring December 31, 2002, in consideration of his agreement to become a Director of the Company.



     On January 6, 1998, ProFinance Associates, Inc. was issued an option to purchase 25,000 shares of Common Stock at a price of $6.00 per share, expiring December 31, 2002, in consideration of brokerage services rendered to the Company. Michael B. Jones, currently a director of the Company, is a principal of ProFinance Associates, Inc.


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

                                       53

10.24   Warrant dated December 31, 1996 issued to TJS Partners, Ltd.*
10.25   Form of Warrant*
10.26   Echo Star Joint Venture Agreement**
10.27   Amended and Restated Loan Agreement among Security Associates International, Inc., Security
        Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring
        Services, L.L.C., AMJ Central Station Corporation, Inc., Telecommunications Associates Group, Inc.
        and FINOVA Capital Corporation dated December 2, 1997.****
10.28   Second Amendment to Lease between American National Bank and Trust Company of Chicago as
        Trustee under Trust No. 59948 and Registrant dated December 10, 1997.****
10.29   Koll Business Center Lease dated May 16, 1996 between Telecommunications Associates Group, Inc.
        and TR Brell Austin Corp.****
10.30   Lease between Indian Hill Properties, Inc. and Telecommunications Associates Group, Inc.
        dated November 24, 1997.****
10.31   Stock Purchase Agreement between Security Associates International, Inc. as purchaser and Robert
        Ambros as seller dated November 21, 1997***
10.32   $500,000 Promissory Note dated December 8, 1997 from Alarm Funding Corporation to TJS Partners,
        L.P.****
10.33   Subordinated Loan Agreement dated November 14, 1997 between Alarm Funding Corporation and TJS
        Partners, L.P.****
10.34   Amended Subordinated Loan Agreement dated January 30, 1998 between Security Associates
        International, Inc. and TJS Partners, L.P.****
10.35   $5,000,000 Promissory Note dated December 31, 1996 from Security Associates International, Inc. to
        TJS Partners, L.P.****
21.1    Subsidiaries of Registrant*
21.2    Supplemental List of Subsidiaries of Registrant****
23.1    Consent of Arthur Andersen LLP
27.1    Financial Data Schedule****

* Previously filed with the Registrant's Registration Statement on Form S-1 filed July 22, 1997.
** Previously filed September 8, 1997 in pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1.
*** Previously filed with the Registrant's Current Report on Form 8-K filed December 10, 1997 and dated November 25, 1997.

**** Previously filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997, as filed on February 23, 1998, and dated February 17, 1998.

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

  March 13, 1998                     James S. Brannen, President



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                   TITLE                DATE


/s/ James S. Brannen          President (Principal
--------------------          Executive Officer)         March 13, 1998
James S. Brannen              and Director

/s/ Ronald I. Davis
-------------------           Director                   March 13, 1998
Ronald I. Davis

/s/ Thomas J. Salvatore
-----------------------       Director                   March 13, 1998
Thomas J. Salvatore

/s/ Douglas Oberlander
----------------------        Director                   March 13, 1998
Douglas Oberlander

/s/ Michael B. Jones
--------------------          Director                   March 13, 1998
Michael B. Jones

/s/ Daniel S. Zittnan         Vice President, Treasurer
---------------------         and Chief Financial        March 13, 1998
Daniel S. Zittnan             Officer (Principal
                              Financial and Accounting
                              Officer)

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