Form 10-Q
period 1998-03-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1998-05-14
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ] NO [   ]

As of May 11, 1998 the Registrant had outstanding 6,175,030 shares of its $.001 par value Common Stock.

                     Security Associates International, Inc.

                          Quarter Ended March 31, 1998



                                      INDEX

Part I - FINANCIAL INFORMATION                                                                       PAGE

Item 1            Financial Statements................................................................3

                  Consolidated Balance Sheets as of March 31, 1998
                  and December 31, 1997...............................................................3

                  Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.......................................................4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.......................................................5

                  Notes to Financial Statements.......................................................6


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................7

Item 3            Quantitative and Qualitative Disclosures About Market Risk..........................9


Part II - OTHER INFORMATION

Item 1            Legal Proceedings...................................................................9

Item 2            Changes in Securities and Use of Proceeds...........................................9

Item 3            Defaults Upon Senior Securities.....................................................9

Item 4            Submission of Matters to a Vote of Security Holders.................................9

Item 5            Other Information...................................................................9

Item 6            Exhibits and Reports on Form 8-K...................................................10

SIGNATURES        ...................................................................................11

PART I - FINANCIAL INFORMATION

       Item 1.     Financial Statements.


                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               (unaudited)
                ASSETS                                        MARCH 31, 1998       DECEMBER 31, 1997
      Current Assets:
Cash                                                          $    3,601,870       $        5,521,633
Accounts receivable, net                                           2,590,963                2,626,717
Notes receivable                                                        --                     50,000
Other current assets                                                 218,385                  182,671
                                                              ---------------------------------------
          Total current assets                                     6,411,218                8,381,021
                                                              ---------------------------------------



FIXED ASSETS, net                                             $    1,118,064                  855,631

Contract rights to monitor security systems, net                  14,234,147               13,908,478
Goodwill                                                          12,448,052               11,919,949
Other assets, net                                                    944,224                  943,624
                                                              ---------------------------------------
          Total other assets                                      27,626,423               26,772,051
                                                              ---------------------------------------

                                                              ---------------------------------------
          TOTAL ASSETS                                        $   35,155,705              $36,008,703
                                                              =======================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                              $      560,579              $   676,162
Current maturities of long - term notes payable                      786,359                  897,453
Accrued expenses                                                   2,205,134                2,135,658
Unearned revenue                                                   3,031,924                3,046,926
                                                              ---------------------------------------
          Total current liabilities                                6,583,996                6,756,199
                                                              ---------------------------------------
NOTES PAYABLE, net of current maturities                          16,875,896               16,521,813
Subordinated Debt                                                  5,500,000                5,500,000
                                                              ---------------------------------------
          Total liabilities                                       28,959,892               28,778,012
                                                              =======================================


STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $10.00 par value;
64,585 shares outstanding on March 31, 1998 and
December 31, 1997, respectively (liquidation value
of $16,146,138 at March 31, 1998 and December 31, 1997)              645,846                  645,846
12% redeemable preferred stock, $10.00 par value;
344,165 shares outstanding on March 31, 1998 and
December 31, 1997                                                  3,441,650                3,441,650
Common stock, $.001 par value; 50,000,000 shares
authorized; 6,273,095 and 6,272,295 shares
outstanding on March 31, 1998 and December 31, 1997,
respectively                                                           6,273                    6,272
Additional paid-in capital                                        14,926,908               14,564,311
Retained deficit                                                 (12,824,864)             (11,427,388)
                                                              ---------------------------------------

                Total stockholders' equity (deficit)          $    6,195,813              $ 7,230,691
                                                              ---------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                               $   35,155,705              $36,008,703
                                                              =======================================

        The accompanying notes are an integral part of these statements.




                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                                  OPERATIONS


                                                           (unaudited)              (unaudited)
                                                        THREE MONTHS ENDED       THREE MONTHS ENDED
                                                          MARCH 31, 1998           MARCH 31, 1997
           REVENUES:

           Monitoring fees                               $        4,130,083        $       2,170,172
           Membership fees and other                                 16,406                   27,922
                                                       ----------------------------------------------
                     Total revenues                               4,146,489                2,198,094
                                                       ----------------------------------------------
           EXPENSES:
           General, selling and administrative                    3,298,852                1,770,979
           Amortization and depreciation                          1,226,061                  586,567

           Deferred compensation expense                            360,000                        -
                                                       ----------------------------------------------
                     Total expenses                               4,884,913                2,357,546
                                                       ----------------------------------------------
                     Loss from operations                          (738,424)                (159,452)
           Interest expense net                                     555,802                  364,555
                                                       ----------------------------------------------
                     Loss before taxes                           (1,294,226)                (524,007)
           PROVISION FOR INCOME TAXES                                     -                        -
                                                       ----------------------------------------------
                     Net loss                                    (1,294,226)                (524,007)
           DIVIDENDS ACCRUED ON PREFERRED STOCK                     103,250                  103,250
                                                       ----------------------------------------------
              Net loss available to common
                stockholders                             $       (1,397,476)        $       (627,257)
                                                       ==============================================
           NET LOSS PER SHARE                                        ($0.22)                  ($0.15)
                                                       ==============================================
           WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING                              6,273,095                4,198,875
                                                       ==============================================









        The accompanying notes are an integral part of these statements.

                               SECURITY ASSOCIATES
                               INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      (unaudited)          (unaudited)
                                                                  THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                    MARCH 31, 1998       MARCH 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:

               Net loss                                                   ($1,294,226)            ($524,007)
Adjustments to reconcile net loss to net cash used
            for operating activities-
               Amortization and depreciation                                  970,111               445,161
               Loss from disposition of contract rights                       255,950               141,406
               Deferred compensation expense                                  360,000                     -
               Issuance of common stock for services                            2,598                     -
               Changes in assets and liabilities-
                  Accounts Receivables, net                                    75,660                18,813
                  Other current assets                                        (35,714)               13,174
                  Other long - term assets                                    (38,775)                    -
                  Accounts payable                                           (115,583)             (406,279)
                  Accrued expenses                                             69,476               158,417
                  Unearned revenue                                           (101,129)              243,741
                  Other current liabilities                                         -                (9,322)
                                                                  ------------------------------------------
                       Net cash provided by
                                 operating activities                         148,368                81,104
                                                                  ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of contract rights to monitor security
               systems, net                                                  (822,708)           (2,840,971)
            Purchase of fixed assets                                         (266,123)              (42,829)
            Cash paid for acquisitions, net                                  (835,274)                    -
                                                                  ------------------------------------------
                       Net cash used for investing
                                 activities                                (1,924,105)           (2,883,800)
                                                                  ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of capital stock                                 -               220,780
            Dividends declared on preferred stock                            (103,250)             (103,250)
            Proceeds from notes receivable from stockholders                   50,000                25,180
            Payment of notes payable to related parties                             -              (136,000)
            Proceeds from notes payable to related parties                          -             4,200,000
            Payment of notes payable                                         (160,776)           (4,852,376)
            Proceeds from notes payable                                             -             3,530,730
                                                                  ------------------------------------------
                       Net cash provided by (used for)
                                  financing activities                       (214,026)            2,885,064
                                                                  ------------------------------------------
INCREASE (DECREASE) IN CASH                                                (1,989,763)               82,368
CASH, beginning of the period                                               5,521,633               632,355
                                                                  ------------------------------------------
CASH, end of period                                                        $3,531,870              $714,723
                                                                  ==========================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998



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

The results of operations for the three month period ended March 31, 1998, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2. STATEMENTS OF CASH FLOWS

The supplemental schedule of noncash activities for the three months ended March 31, 1998 and 1997, includes the following:

                                                                          1998           1997
                                                                          ------         ----
Supplemental schedule of cash flow information-
         Cash paid during the period for interest                      $441,722       $147,858
Supplemental schedule of noncash activities-
         Assumption of liabilities in acquisition                             -      1,053,000
         Purchase of acquisitions for notes payable                     146,700              -
         Purchase of contract rights with notes                         257,065        363,322
         Purchase of contract rights with deferred revenue               86,127              -


NOTE 3. ACQUISITIONS

The Company has entered into letters of intent to purchase two third party monitoring central stations in the Southern and Western regions of the country. The purchase price is estimated at $7.5 to $8.5 million for both acquisitions. These acquisitions are expected to be completed in the second quarter of 1998 and will be financed through a combination of equity and borrowings under the Company's existing line of credit.

NOTE 4.  NET LOSS PER SHARE

Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and Convertible Preferred Stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 5.

The Company granted 35,000 warrants to purchase common stock to a director and a company controlled by the director. These warrants have an exercise price of $6.00 per share and expire in 2001. Had compensation costs for the stock warrants been determined based on the fair value at their grant date consistent with the method of FASB Statement No. 123 ("SFAS 123"), the Company's net income for the first quarter would have been reduced by $88,200 and the loss per share would have increased by $.02 per share to $ .24 per share.


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements contained in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, when used in the Quarterly Report the words "anticipates," "intends," "seeks," "believes," "estimates," and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general industry and economic conditions, crime rates, costs of capital and governmental regulations effecting the alarm industry. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

For the three months ended March 31, 1998, revenues of the Company were $4,146,489 compared to $2,198,094 for the same period of the prior year. This represents an increase of $1,948,395 or 88.64%. The increase is a result of the acquisition of Telecommunication Associates Group, Inc. in the fourth quarter of 1997 and an increase of over 10,000 Subscribers in the Company's owned Account portfolio over the last twelve months.

General, selling and administrative expenses for the three months ended March 31, 1998, increased by $1,527,873 or 86.27% over the same period in the prior year. The increase was primarily caused by increases in salary and related expenses attributable to the expansion of central station operations and the Company hiring additional personnel to manage the Company's rapid growth.

The increase of $639,494 in amortization and depreciation expenses is related to the increase in contract rights purchased and the increased amortization of goodwill due to acquisitions completed over the previous twelve months.

Deferred compensation expense of $360,000 for the three months ended March 31,1998 represents management's estimate of deferred compensation expense assuming the maximum award that can be earned in 1998.

Interest expense increased from $364,555 to $555,802 between periods as the Company increased its debt level by $6,213,873 to finance acquisitions and the purchase of Accounts.

LIQUIDITY AND CAPITAL RESOURCES

Since 1994, the Company has financed its operations and growth from a combination of borrowings under the Company's credit facilities and sales of stock. The Company's principal uses of cash are the acquisition of subscriber account portfolios and the acquisition of central monitoring stations. The Company has entered into letters of intent to purchase two third party monitoring central stations in the Southern and Western regions of the country. The purchase price is estimated at $7.5 to $8.5 million for both acquisitions. These acquisitions are expected to be completed in the second quarter of 1998, and will be financed through a combination of equity and borrowings under the Company's existing line of credit.

The Company is executing its strategy to attract new dealers to its third party central station monitoring facilities. The Company intends to issue shares of common stock and warrants throughout the remainder of the year consistent with the S-1 registration statement, which was declared effective on April 22, 1998. The number of shares of common stock and warrants to be issued can not be estimated at this time, but may not exceed a combination of 2,000,000 shares and warrants.

During the quarter, the Company consolidated its Grand Rapids and Cleveland central station operations. The Company anticipates cost savings from this consolidation beginning in the second half of the second quarter. The Company is planning to upgrade its computer systems beginning in the third quarter of 1998. The approximate cost of this project is expected to be $1,000,000. The purpose of the upgrade is to standardize systems and ensure Year 2000 compliance.

INFLATION

Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.


        Item 3.       Quantitative and Qualitative Disclosure About Market Risk.

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


PART II - OTHER INFORMATION


        Item 1.       Legal Proceedings.

See Legal Proceedings as included in the Company's Registration Statement on Form S-1, Registration No. 33-49897, as declared effective April 22, 1998.


        Item 2.       Changes in Securities and use of  Proceeds.

See Use of Proceeds and Recent Sales of Unregistered Securities as included in the Company's Registration Statement on Form S-1, Registration No. 33-49897, as declared effective April 22, 1998.


        Item 3.       Defaults Upon Senior Securities.

None.


        Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders during the first quarter of fiscal 1998.


        Item 5.       Other Information.

None.

          Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits

         (27) Financial Data Schedule
         (99) Company's Registration Statement on Form S-1, Registration No. 33-49897, as declared effective April 22, 1998.

(b)      Reports on Form 8-K.

         A report on Form 8-KA was filed by the Company on February 4, 1998 including the required financial statements from a report on Form 8-K (which was filed on December 10 ,1997).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Security Associates International, Inc.

Date:    May 13, 1998                       By:/s/  James S. Brannen
                                                    President and
                                                    Chief Executive Officer

Date:    May 13, 1998                       By:/s/  Daniel S. Zittnan
                                                    Chief Financial Officer