Form 10-Q
period 1998-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1998-08-14
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of August 11, 1998 the Registrant had outstanding 6,188,530 shares of its $.001 par value Common Stock.(1)




---------------
(1) Does not include 174,565 shares which were awarded or paid for but for which certificates have not yet been issued.

                     Security Associates International, Inc.

                           Quarter Ended June 30, 1998



                                      INDEX


Part I - FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----

Item 1   Financial Statements.......................................................3

         Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997......................................................3

         Consolidated Statements of Operations for the six months
         ended June 30, 1998 and 1997...............................................4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and 1997...............................................5

         Notes to Financial Statements..............................................6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................7

Item 3   Quantitative and Qualitative Disclosures About Market Risk.................9


Part II - OTHER INFORMATION

Item 1   Legal Proceedings..........................................................9

Item 2   Changes in Securities and Use of Proceeds..................................9

Item 3   Defaults Upon Senior Securities...........................................10

Item 4   Submission of Matters to a Vote of Security Holders.......................10

Item 5   Other Information.........................................................11

Item 6   Exhibits and Reports on Form 8-K..........................................11


SIGNATURES                         ................................................12


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         (unaudited)
           ASSETS                                                       JUNE 30, 1998   DECEMBER 31, 1997
Current Assets:
Cash                                                                    $  1,019,373       $  5,521,633
Accounts receivable, net                                                   3,134,126          2,626,717
Notes receivable                                                                --               50,000
Other current assets                                                         370,738            182,671

                                                                        ------------       ------------
           Total current assets                                            4,524,237          8,381,021
                                                                        ------------       ------------

FIXED ASSETS, net                                                       $  1,415,423       $    855,631

Contract rights to monitor security systems, net                          13,600,180         13,908,478
Goodwill                                                                  19,921,964         11,919,949
Other assets, net                                                          1,019,739            943,624
                                                                        ------------       ------------
           Total other assets                                             34,541,883         26,772,051
                                                                        ------------       ------------

           TOTAL ASSETS                                                 $ 40,481,543       $ 36,008,703
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                        $    728,490       $    676,162
Current maturities of long - term notes payable                            1,340,985            897,453
Accrued expenses                                                           2,501,490          2,135,658
Unearned revenue                                                           3,318,398          3,046,926
                                                                        ------------       ------------
           Total current liabilities                                       7,889,363          6,756,199
                                                                        ------------       ------------

NOTES PAYABLE, net of current maturities                                  20,654,134         16,521,813
Subordinated Debt                                                          5,500,000          5,500,000
                                                                        ------------       ------------
           Total liabilities                                            $  4,043,497       $ 28,778,012
                                                                        ------------       ------------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $10.00 par value;
64,585 shares outstanding on June 30, 1998 and
December 31, 1997, respectively (liquidation value of $16,146,138
at June 30, 1998 and December 31, 1997)                                      645,846            645,846
12% redeemable preferred stock, $10.00 par value; 500,000 and 344,165
shares outstanding on June 30, 1998 and December 31, 1997                  5,000,000          3,441,650
Common stock, $.001 par value; 50,000,000 shares
authorized; 6,363,095 and 6,272,295 shares outstanding on
June 30, 1998 and December 31, 1997, respectively                              6,350              6,272
Additional paid-in capital                                                15,696,108         14,564,311
Retained deficit                                                         (14,910,258)       (11,427,388)

                                                                        ------------       ------------
                Total stockholders' equity                              $  6,438,046       $  7,230,691

                                                                        ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 40,481,543       $ 36,008,703
                                                                        ============       ============



       The accompanying notes are an integral part of these balance sheets

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      (unaudited)          (unaudited)            (unaudited)        (unaudited)
                                                  THREE MONTHS ENDED    THREE MONTHS ENDED     SIX MONTHS ENDED      SIX MONTHS
                                                     JUNE 30, 1998        JUNE 30, 1997          JUNE 30, 1998      JUNE 30, 1997
REVENUES:
Monitoring fees                                       $  4,415,987        $  2,507,648           $  8,546,070       $  4,677,820
Membership fees and other                                   66,841              50,175                 83,247             78,097
                                                      ------------        ------------           ------------       ------------
          Total revenues                                 4,482,828           2,557,823              8,629,317          4,755,917
                                                      ------------        ------------           ------------       ------------

EXPENSES:
General, selling and administrative                      3,807,299           1,921,554              7,106,147          3,692,533
Amortization and depreciation                            1,654,205             710,262              2,880,266          1,296,829
Deferred compensation expense                              360,000                --                  720,000               --
                                                      ------------        ------------           ------------       ------------
          Total expenses                                 5,821,504           2,631,816             10,706,413          4,989,362
                                                      ------------        ------------           ------------       ------------
          Loss from operations                          (1,338,676)            (73,993)            (2,077,096)          (233,445)

Interest expense net                                       627,885             455,007              1,183,687            819,562
                                                      ------------        ------------           ------------       ------------
          Loss before taxes                             (1,966,561)           (529,000)            (3,260,783)        (1,053,007)

PROVISION FOR INCOME TAXES                                    --                  --                     --                 --
                                                      ------------        ------------           ------------       ------------
          Net loss                                      (1,966,561)           (529,000)            (3,260,783)        (1,053,007)
DIVIDENDS ACCRUED ON PREFERRED STOCK                       118,833             103,249                222,082            206,499
                                                      ------------        ------------           ------------       ------------
          Net loss available to common stockholders   $ (2,085,394)       $   (632,249)          $ (3,482,865)      $ (1,259,506)
                                                      ============        ============           ============       ============
NET LOSS PER SHARE                                    $      (0.33)       $      (0.16)          $      (0.55)      $      (0.31)
                                                      ============        ============           ============       ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                6,294,129           4,034,292              6,294,129          4,034,292
                                                      ============        ============           ============       ============




         The accompanying notes are an integral part of these statements

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  (unaudited)      (unaudited)
                                                               SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                 JUNE 30, 1998    JUNE 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:

               Net loss                                          (3,260,783)        $ (1,053,007)
Adjustments to reconcile net loss to net cash used
            For operating activities-
               Amortization and depreciation                      2,880,266            1,296,829
               Deferred compensation expense                        720,000                 --
               Issuance of common stock for services                  7,598                 --
               Changes in assets and liabilities-
                  Accounts Receivables, net                        (260,246)            (153,139)
                  Other current assets                                4,057               20,772
                  Other long - term assets                          (21,248)                --
                  Accounts payable                                   19,766             (325,025)
                  Accrued expenses                                   42,760              560,109
                  Unearned revenue                                  (13,415)               8,648
                  Other current liabilities                            --                 (8,924)
                                                               ------------         ------------

                      Net cash provided by
                                 operating activities               118,755              346,263
                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of contract rights to monitor security
               systems, net                                      (1,227,557)          (4,775,684)
            Purchase of fixed assets                               (300,425)            (258,799)
            Cash paid for acquisitions, net                      (8,694,081)                --
                                                               ------------         ------------

                      Net cash used for investing
                                 activities                     (10,222,063)          (5,034,483)
                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of capital stock               1,594,752              441,559
            Dividends earned on preferred stock                    (222,082)            (206,499)
            Proceeds from notes receivable from stockholders         50,000               25,180
            Payment of notes payable to related parties                --               (136,000)
            Proceeds from notes payable to related parties             --              4,450,000
            Payment of notes payable                               (227,791)          (4,929,731)
            Proceeds from notes payable                           4,406,169            4,880,730
                                                               ------------         ------------

                      Net cash provided by (used for)
                                 financing activities             5,601,048            4,525,239
                                                               ------------         ------------

INCREASE (DECREASE) IN CASH                                      (4,502,260)            (162,981)
CASH, beginning of the period                                     5,521,633              632,355
                                                               ------------         ------------

CASH, end of period                                            $  1,019,373         $    469,374
                                                               ============          ============


         The accompanying notes are an integral part of these statements

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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


         The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2. STATEMENTS OF CASH FLOWS

         The supplemental schedule of noncash activities for the six months ended June 30, 1998 and 1997 includes the following:


                                                                1998         1997
                                                             ----------   ----------
Supplemental schedule of cash flow information-
         Cash paid during the period for interest            $  883,687   $  445,207
Supplemental schedule of noncash activities-
         Purchase of acquisitions for notes payable                --      1,053,000
         Purchase of acquisitions with stock                    367,875         --
         Purchase of contract rights with notes                 314,643      629,217
         Purchase of contract rights with deferred revenue      141,514      326,307



NOTE 3. ACQUISITIONS

         During the second quarter, the Company acquired two third party central monitoring stations, Fire Protection Service Corporation d/b/a Mountain Alarm and Texas Security Central, Inc. for $1,042,750, and $6,846,000 respectively. The Company acquired Reliance Protection Services, Ltd. in July for $1,400,000. The acquisitions were financed through a combination of equity and borrowings under the Company's existing line of credit and were accounted for using the purchase method for financial reporting purposes.

NOTE 4.  NET LOSS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and Convertible Preferred Stock have not been included in the calculation of net loss per share as their effect would be antidilutive.


NOTE 5.  WARRANTS

         The Company granted 35,000 warrants to purchase common stock to a director and a company controlled by the director. These warrants have an exercise price of $6.00 per share and expire in 2001. Had compensation costs for the warrants been determined based on the fair value at their grant date consistent with the method of FASB Statement No. 123 ("SFAS 123"), the Company's net income for the first six months would have been reduced by $88,200. The loss per share would have increased by $.02 per share to $ .57 per share.

NOTE 6.  STOCK ISSUED

         The Company sold 155,835 shares of $10 par value redeemable preferred stock for $1,558,350 to TJS partners in June 1998. Additionally options to purchase 22,500 shares of common stock were exercised by two shareholders. The Company received $35,000 as a result of these options being exercised.



       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements contained in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, when used in the Quarterly Report the words "anticipates," "intends," "seeks," "believes," "estimates," and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general industry and economic conditions, crime rates, costs of capital, costs of acquiring central stations and monitoring accounts and governmental regulations effecting the alarm industry. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         For the six months ended June 30, 1998, revenues of the Company were $8,629,317 compared to $4,755,917 for the same period of the prior year. This represents an increase of $3,873,400 or 81.44%. The increase is primarily a result of acquisitions of central stations and an increase of over 10,000 subscribers in the Company's owned Account portfolio over the last twelve months.

         General, selling and administrative expenses for the six months ended June 30, 1998, increased by $3,413,614 or 92.45% over the same period in the prior year. The increase was primarily caused by increases in salary and related expenses attributable to the expansion of central station operations and the Company hiring additional personnel to manage the Company's rapid growth.

         The increase of $1,583,437 in amortization and depreciation expenses is related to the increase in contract rights purchased and the increased amortization of goodwill due to acquisitions completed over the previous twelve months. The net attrition rate related to contract rights purchased has remained constant at approximately 8% in both periods.

         Deferred compensation expense of $720,000 for the six months ended June 30, 1998, represents management's estimate of deferred compensation expense assuming the maximum awards that can be earned in 1998.

         Interest expense increased from $819,562 to $1,183,687 between periods as the Company increased its debt level by over $5,000,000 to finance central station acquisitions and the purchase of Accounts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations and growth from a combination of borrowings under the Company's credit facilities and sales of stock. The Company's principal uses of cash are the acquisition of subscriber Account portfolios and acquisition of central monitoring stations. The Company acquired four central stations during the six months ended June 30, 1998. Another central station located in the Chicago area was purchased in July for $1,400,000. These acquisitions were financed through a combination of equity and borrowings under the Company's existing line of credit. The Company has $8.7 million remaining on its existing line of credit available for future acquisitions. The Company is currently evaluating additional sources of funding in order to provide the capital needed to execute its long-term strategy. Financial covenants on the existing line of credit were modified to provide the Company more favorable availability of credit on a current basis. The Company anticipates purchasing subscriber Accounts totaling approximately $4,000,000 by September 1998.

         The Company issued 155,835 shares of $10 par value redeemable preferred stock to TJS Partners for $1,558,350 in June 1998. See- Note 6 of Item 1.

         The Company is executing its strategy to attract new dealers to its third party central station monitoring facilities. The Company intends to issue shares of common stock and warrants throughout the remainder of the year consistent with its S-1 registration statement, which was declared effective in April 1998. The number of shares of common stock and warrants to be issued can not be estimated at this time, but may not exceed a combination of 2,000,000 shares and warrants. To date, the Company has increased its monitored account base by approximately 5,000 Accounts as a result of this program. There are an additional 20,000 Accounts owned by dealers who have agreed in principle to move their monitoring business to the Company.

         The Company is in the process of upgrading its central station alarm monitoring, financial, billing and administrative systems to ensure that all computer systems are ready to process the Year 2000 date change without disruption. The Company is confident that most of its systems already satisfy Year 2000 requirements and expects that all internal systems will be in full compliance prior to January 1, 2000. The total cost of this upgrade is expected to range from $1,500,000 to $2,000,000. The Company's Board of Directors has approved the necessary capital expenditures in 1998 and 1999 to complete the program.

         In addition to verifying its internal compliance, the Company will formally survey outside vendors whose systems pose a significant Year 2000 risk. These companies include the principal telephone companies serving the Company's central station command centers, central station software vendors, telephone hardware and software vendors, financial institutions and payroll companies. Vendors with material Year 2000 compliance issues will be replaced. The target date for completing all upgrades and vendor reviews is June 30, 1999.

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

         In addition to those listed above, since April 1, 1998, the Company has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         On June 1, 1998 the Company sold 155,835 shares of $10 par value redeemable preferred stock for $1,558,350 to TJS partners.

         On June 1, 1998 options to purchase 22,500 shares of common stock were exercised by two stockholders. The Company received $35,000 as a result of these options being exercised.

         Additionally on May 8, 1998 Company issued 54,000 shares of common stock as partial consideration in connection with the purchase of the monitoring business of Fire Protection Services Corporation D/B/A Mountain Alarm. These shares were registered.

         Item 3.       Defaults Upon Senior Securities.

None.


         Item 4.       Submission of Matters to a Vote of Security Holders.

         At its Annual Meeting of Stockholders held on May 19, 1998, the Company presented to the stockholders the re-election of James S. Brannen, Ronald I. Davis, Douglas Oberlander, Thomas J. Salvatore and Michael B. Jones as Directors, all of whom were re-elected with 10,186,783 shares voted for each and 4,100 shares withheld for each. The Company also presented to the stockholders the following matters to be voted upon: 1) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant for the 1998 fiscal year; 2) Increase the number of authorized shares of preferred stock from 500,000 shares to 1,000,000 shares; and 3) Amend the Certificate of Rights, Preferences and Limitations for the Company's Redeemable Preferred Stock, to increase the "new equity thresholds" that trigger a) the Company's obligation to pay accrued dividends; b) the Company's right to redeem the Redeemable Preferred Stock; and c) the right of the holders of the Redeemable Preferred Stock to convert the Redeemable Preferred Stock into shares of the Company's Common Stock. A total of 12,568,673 shares were eligible to vote on each matter presented at the Annual

Meeting all of which were approved by the following votes of the stockholders:


                                                                                   Number of Shares
                                                                                                            Broker
                                                                   For         Against      Abstain       Non Votes
                                                                   ---         -------      -------       ---------
1)       Ratification of the appointment of
         Arthur Andersen LLP as the
         Company's independent public
         accountant for the 1998 fiscal year ...............   10,137,907       47,367        5,600          --

2)       Increase the number of authorized
         shares of preferred stock from
         500,000 shares to 1,000,000 shares.................    9,273,854      107,566        9,500       799,963

3)       Amend the Certificate of Rights,
         Preferences and Limitations for the
         Company's Redeemable Preferred Stock,
         to increase the "new equity thresholds"............    9,267,144      112,476       11,300       799,963


         Item 5.       Other Information.

         Acquisition of Reliance Protective Services, Ltd.

         On July 17, 1998, the Company purchased all of the outstanding capital stock of Reliance Protective Services, Ltd., an Illinois corporation ("Reliance") from Joseph Cunningham, Kirk Cunningham and Karen Nudelman, who were unaffiliated with SAI and were the sole stockholders of Reliance.

         The purchase price, which was based primarily on the recurring monthly revenue of Reliance and arrived at by arm's length negotiations between the parties, was $1,400,000, which was paid in cash at closing. The purchase price was financed by drawing on SAI's existing credit facility with FINOVA Capital Corporation. The acquisition will be accounted for under the purchase method for financial reporting purposes.

         Reliance is a third-party alarm monitoring company serving approximately 11,000 alarm monitoring subscribers and approximately 100 independent alarm dealers from a central monitoring station located in Schaumburg, Illinois.

         Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (27)  Financial Data Schedule

         (99) Company's Registration Statement on Form S-1, Registration No. 33-49897, as declared effective April 22, 1998.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on July 2, 1998 dated May 8, 1998, which reported the acquisition of all of the outstanding capital stock of Texas Security Central, Inc. ("TSC") on June 17, 1998. The purchase price was $6,846,000 million which was paid in cash at closing. The report did not include the financial statements on the date of filing (the financial statements will be included in an Amendment to a Current Report on Form 8-K/A which will be filed as soon as practicable), but did include the Stock Purchase Agreement between the Company and The Willis Tate, Jr. Charitable Remainder Unitrust for Southern Methodist University and Ray Hooker, TSC's sole stockholders. The Current Report also disclosed the acquisition of the monitoring business of Fire Protection Services Corporation D/B/A Mountain Alarm on May 8, 1998 ("Mountain"). The purchase price for Mountain was $944,875, $674,875 of which was paid in cash at closing with the remainder of the purchase price paid in the form of 54,000 shares of SAI's Common Stock. The report did not include the financial statements for Mountain as none were required pursuant to Commission regulations.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Security Associates International, Inc.


Date:    August 14, 1998                    By: /s/ James S. Brannen
                                               ---------------------------------
                                               James S. Brannen
                                               President and
                                               Chief Executive Officer

Date:    August 14, 1998                    By: /s/ Daniel S. Zittnan
                                               ---------------------------------
                                               Daniel S. Zittnan
                                               Chief Financial Officer