Form 10-Q
period 1998-09-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1998-11-13
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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

     As of November 11, 1998 the Registrant had outstanding 6,419,161 shares of its $.001 par value Common Stock.(1)






---------------------
(1) Does not include 162,265 shares which were awarded or paid for but for which certificates have not yet been issued.

                    Security Associates International, Inc.

                        Quarter Ended September 30, 1998



                                     INDEX


Part I - FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----
Item 1    Financial Statements. ....................................................     3

          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997 ....................................................     3

          Consolidated Statements of Operations for the three and nine months
          ended September 30, 1998 and 1997 ........................................     4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997 ........................................     5

          Notes to Financial Statements ............................................     6


Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. ...............................................     7

Item 3    Quantitative and Qualitative Disclosures About Market Risk ...............    10


Part II - OTHER INFORMATION

Item 1     Legal Proceedings .......................................................    10

Item 2     Changes in Securities and Use of Proceeds ...............................    10

Item 3     Defaults Upon Senior Securities .........................................    12

Item 4     Submission of Matters to a Vote of Security Holders .....................    12

Item 5     Other Information .......................................................    12

Item 6     Exhibits and Reports on Form 8-K ........................................    13


SIGNATURES              ............................................................    14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                 (UNAUDITED)
               ASSETS                                                           SEPTEMBER  30,            DECEMBER 31,
                                                                                     1998                     1997
                                                                              ----------------          --------------
Current Assets:
Cash                                                                          $   3,204,104              $  5,521,633
Accounts receivable, net                                                          3,226,933                 2,626,717
Notes receivable                                                                          -                    50,000
Other current assets                                                                297,903                   182,671
                                                                              ---------------------------------------
               Total current assets                                               6,728,940                 8,381,021
                                                                              ---------------------------------------

           FIXED ASSETS, net                                                  $   1,813,558              $    855,631


Contract rights to monitor security systems, net                                 13,054,342                13,908,478
Goodwill, net                                                                    20,753,886                11,919,949
Other assets, net                                                                   968,623                   943,624
                                                                              ---------------------------------------
               Total other assets                                                34,776,851                26,772,051
                                                                              ---------------------------------------

                                                                              ---------------------------------------
               Total assets                                                   $  43,319,349              $ 36,008,703
                                                                              =======================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $     596,204              $    676,162
Current maturities of long-term notes payable                                     1,703,878                   897,453
Accrued expenses                                                                  2,883,476                 2,135,658
Unearned revenue                                                                  3,531,421                 3,046,926
                                                                              ---------------------------------------
               Total current liabilities                                          8,714,979                 6,756,199
                                                                              ---------------------------------------
NOTES PAYABLE, net of current maturities                                         23,852,079                16,521,813
Subordinated Debt                                                                 5,500,000                 5,500,000
                                                                              ---------------------------------------
               Total liabilities                                              $  38,067,058              $ 28,778,012
                                                                              ---------------------------------------


STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $10.00 par value;
66,410 shares outstanding on September 30, 1998 and 64,585 at
December 31, 1997, respectively (liquidation value of
$16,602,500 at September 30, 1998
and $16,146,138 at December 31, 1997)                                               664,097                   645,846
12% Redeemable Preferred Stock, $10.00 par value; 500,000 and 344,165
shares outstanding on September 30, 1998 and December 31, 1997                    5,000,000                 3,441,650
Common Stock, $.001 par value; 50,000,000 shares
authorized; 6,546,226 and 6,272,295 shares outstanding on
September 30, 1998 and December 31, 1997, respectively                                6,546                     6,272
Warrants                                                                             40,687                         -
Additional paid-in capital                                                       16,507,371                14,564,311
Retained deficit                                                                (16,966,410)              (11,427,388)



                                                                              ---------------------------------------
Total stockholders' equity                                                    $   5,252,291              $  7,230,691

                                                                              ---------------------------------------
Total liabilities and stockholders' equity                                    $  43,319,349              $ 36,008,703
                                                                              =======================================


      The accompanying notes are an integral part of these balance sheets.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 (UNAUDITED)            (UNAUDITED)             (UNAUDITED)          (UNAUDITED)
                                              THREE MONTHS ENDED     THREE MONTHS ENDED      NINE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998     SEPTEMBER 30, 1997     SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
Revenues:

Monitoring fees                                $  5,472,589            $  2,646,427           $  14,018,659       $  7,323,247
Membership fees and other                            19,704                  14,670                 102,951             93,767
                                               -------------------------------------------------------------------------------
   Total revenues                                 5,492,293               2,661,097              14,121,610          7,417,014
                                               -------------------------------------------------------------------------------

Expenses:
General, selling and administrative               4,563,293               2,008,856              11,669,440          5,701,088
Amortization and depreciation                     1,763,679               1,145,646               4,643,945          2,787,193
Deferred compensation expense                       290,000                       -               1,010,000                  -
                                               -------------------------------------------------------------------------------

   Total expenses                                 6,616,972               3,154,502              17,323,385          8,488,281
                                               -------------------------------------------------------------------------------

   Loss from operations                          (1,124,679)               (493,405)             (3,201,775)        (1,071,267)
Interest expense net                                781,475                 494,295               1,965,162          1,313,857
                                               -------------------------------------------------------------------------------

   Loss before taxes                             (1,906,154)               (987,700)             (5,166,937)        (2,385,124)
PROVISION FOR INCOME TAXES                               -                       -                       -                   -
                                               -------------------------------------------------------------------------------

   Net loss                                      (1,906,154)               (987,700)             (5,166,937)        (2,385,124)
DIVIDENDS ACCRUED ON PREFERRED
STOCK                                               150,000                 103,250                 372,082            309,749
                                               -------------------------------------------------------------------------------

   Net loss available to common stockholders   $ (2,056,154)           $ (1,090,950)          $  (5,539,019)      $ (2,694,873)
                                               ===============================================================================

NET LOSS PER SHARE                                   ($0.33)                 ($0.27)                 ($0.88)            ($0.67)
                                               ===============================================================================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         6,323,891               4,034,292               6,323,891          4,034,292
                                               ===============================================================================


        The accompanying notes are an integral part of these statements.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  (UNAUDITED)            (UNAUDITED)
                                                                                NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                          $  (5,166,937)         $  (2,385,124)
Adjustments to reconcile net loss to net cash used
       For operating activities-
         Amortization and depreciation                                               4,643,945              2,787,193
         Deferred compensation expense                                               1,010,000                      -
         Issuance of Common Stock for services                                          10,598                      -
       Changes in assets and liabilities-
         Accounts Receivables, net                                                    (234,346)              (676,496)
         Other current assets                                                           76,892                 19,729
         Other long-term assets                                                        (15,048)               (94,704)
         Accounts payable                                                             (128,856)              (179,714)
         Accrued expenses                                                              404,964              1,037,083
         Unearned revenue                                                              (14,960)               350,403
         Other current liabilities                                                           -                 (9,322)
                                                                                 -------------          -------------

              Net cash provided by operating activities                                586,252                849,048
                                                                                 -------------          -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of contract rights to monitor security
         systems, net                                                               (1,449,862)            (6,084,417)
       Purchase of fixed assets                                                       (852,381)              (284,904)
       Cash paid for acquisitions, net                                              (9,899,416)              (896,590)
                                                                                 -------------          -------------

              Net cash used for investing activities                               (12,201,659)            (7,265,911)
                                                                                 -------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of capital stock                                       1,949,754                441,559
       Dividends earned on preferred stock                                            (372,082)              (309,749)
       Proceeds from notes receivable from stockholders                                 50,000                 25,180
       Payment of notes payable to related parties                                           -               (136,000)
       Proceeds from notes payable to related parties                                        -              4,450,000
       Payment of notes payable                                                       (344,767)            (4,675,485)
       Proceeds from notes payable                                                   8,014,973              6,516,236
                                                                                 -------------          -------------

              Net cash provided by financing activities                              9,297,878              6,311,741
                                                                                 -------------          -------------

(DECREASE) IN CASH                                                                  (2,317,529)              (105,122)
CASH, beginning of the period                                                        5,521,633                632,355
                                                                                 -------------          -------------

CASH, end of period                                                              $   3,204,104          $     527,233
                                                                                 =============          =============




        The accompanying notes are an integral part of these statements.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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


        The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2.  STATEMENTS OF CASH FLOWS

        The supplemental schedule of noncash activities for the nine months ended September 30, 1998 and 1997 includes the following:




                                                               1998           1997
                                                            ----------      --------
Supplemental schedule of cash flow information-
    Cash paid during the period for interest                $1,470,162    $  445,207
Supplemental schedule of noncash activities-
    Purchase of acquisitions for notes payable                       -     1,053,000
    Purchase of acquisitions with stock                        549,583             -
    Purchase of contract rights with notes                     383,653       629,217
    Purchase of contract rights with deferred revenue          178,894       326,307


NOTE 3.  ACQUISITIONS

        During the third quarter, the Company acquired a third party central monitoring station, Reliance Protection, Ltd. for $1,400,000. During October, the Company acquired World Security Services Corp. in an all cash transaction for $1,520,000 and Alarm Central Monitoring, Inc. for $1,397,000 in cash plus 35,000 shares of the Company's Common Stock (which was valued at $144,000). The acquisitions were financed through general corporate funds, borrowings under the Company's existing line of credit with FINOVA Capital Corporation and the issuance of Common Stock and were accounted for using the purchase method for financial reporting purposes.

NOTE 4.  NET LOSS PER SHARE

        Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and Convertible Preferred Stock have not been included in the calculation of net loss per share as their effect would be antidilutive.


NOTE 5.  WARRANTS

        The Company granted 35,000 warrants to purchase Common Stock to a director and a company controlled by the director on January 6, 1998. These warrants have an exercise price of $6.00 per share and expire in 2001. Had compensation costs for the warrants been determined based on the fair value at their grant date consistent with the method of FASB Statement No. 123 ("SFAS 123"), the Company's net income for the first nine months would have been reduced by $88,200. As a result, the loss per share would have increased by $.01 per share to $ .89 per share.

        As of October 1, 1998, the Company issued 114,424 warrants to dealers under its dealer incentive program during the third quarter, 28,606 of these warrants were exercisable upon issuance. These warrants have an exercise price of $6.00 per share. The warrants vest over a three year period; 25% upon issuance and the remaining 75% over three years provided the dealer uses the Company's central station services during that period. The warrants were valued at $1.78 per share using the Black-Scholes model. The warrants expire four years from the date of issuance.

NOTE 6.  STOCK ISSUED

        The Company sold 155,835 shares of $10 par value Redeemable Preferred Stock for $1,558,350 to TJS Partners, L.P. in June 1998. Additionally, during the third quarter, options to purchase 160,000 shares of Common Stock were exercised by an officer of the Company (40,000 shares) and a limited partnership which is owned by officers of the Company (120,000 shares). The Company received $160,000 as a result of these options being exercised. TJS Partners, L.P. exercised mirror options to purchase 1,825 shares of Convertible Preferred Stock. The Company received $195,000 as a result of these mirror options being exercised.





     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Certain statements contained in this Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, when used in the Quarterly Report the words "anticipates," "intends," "seeks," "believes," "estimates," and "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general industry and economic conditions, crime rates, availability and costs of capital, costs of acquiring central stations and monitoring accounts and governmental regulations effecting the alarm industry. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.



RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     For the nine months ended September 30, 1998, revenues of the Company were $14,121,610 compared to $7,417,014 for the same period of the prior year. This represents an increase of $6,704,596 or 90.39%. The increase is primarily a result of acquisitions of central stations and an increase of over 8,000 subscribers in the Company's owned Account portfolio over the last twelve months.

     General, selling and administrative expenses for the nine months ended September 30, 1998, increased by $5,968,352 or 104.69% over the same period in the prior year. The increase was primarily caused by increases in salary and related expenses attributable to the expansion of central station operations and the Company hiring additional personnel to manage the Company's rapid growth.

     The increase of $1,816,065 in amortization and depreciation expenses is related to the increase in contract rights purchased and the increased amortization of goodwill due to acquisitions completed over the previous twelve months. The net attrition rate related to contract rights purchased has remained constant at approximately 8% in both periods.

     Deferred compensation expense of $1,010,000 for the nine months ended September 30, 1998, represents management's estimate of deferred compensation expense assuming the maximum awards that can be earned in 1998 under the Company's stock based Deferred Compensation Plan are awarded.

     Interest expense increased from $1,313,857 to $1,965,162 between periods as the Company increased its debt level by over $11,000,000 to finance central station acquisitions and the purchase of Accounts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations and growth from a combination of borrowings under the Company's credit facilities and sales of stock. The Company's principal uses of cash are financing the Company's operations, the acquisition of subscriber Account portfolios and the acquisition of central monitoring stations. The Company acquired five central stations during the nine months ended September 30, 1998. Two additional central stations located in Portland, Oregon and Dallas, Texas were purchased in October for $1,520,000 cash and the equivalent of $1,541,000 ($1,397,000 cash and 35,000 shares of the Company's Common Stock), respectively. The Company purchased subscriber Accounts for approximately $3,200,000 in September and October. The Company has approximately $2 million of remaining availability on its existing line of credit with FINOVA Capital Corporation for future acquisitions. Additional subordinated debt of $3,000,000 was borrowed from TJS Partners, L.P. in October. An additional $500,000 will be borrowed from TJS Partners, L.P. in December. This additional funding will provide the Company capital to implement its computer system upgrade and to finance acquisitions. The Company is currently evaluating additional sources of funding in order to provide the capital needed to execute its long-term strategy. Financial covenants on the existing line of credit with FINOVA Capital Corporation were modified to provide the Company more favorable availability of credit on a current basis.

     The Company issued 155,835 shares of $10 par value Redeemable Preferred Stock to TJS Partners, L.P. for $1,558,350 in June 1998. Additionally, during the third quarter, options to purchase 160,000 shares of Common Stock were exercised by an officer of the Company (40,000 shares) and a limited partnership which is owned by officers of the Company (120,000 shares). The Company received $160,000 as a result of these options being exercised. TJS Partners, L.P. exercised mirror options to purchase 1,825 shares of Convertible Preferred Stock. The Company received $195,000 as a result of these mirror options being exercised. See- Note 6 of Item 1.

     The Company is executing its strategy to attract new dealers to its central station monitoring facilities. The Company intends to issue shares of Common Stock and warrants throughout the remainder of the year consistent with its Registration Statement on Form S-1, which was declared effective in April 1998. The number of shares of Common Stock and warrants to be issued can not be estimated at this time, but may not exceed a combination of 2,000,000 shares and warrants. To date, the Company has increased its monitored account base by approximately 5,000 Accounts as a result of Dealers moving Accounts into the Company's central monitoring stations pursuant to this program. There are an additional 35,000 Accounts owned by dealers who have agreed in principle to move their monitoring business to the Company.

     The Company is in the process of upgrading its central station alarm monitoring, financial, billing and administrative systems. This upgrade will also ensure that all computer systems are ready to process the Year 2000 date change without disruption. The Company is confident that most of its systems already satisfy Year 2000 requirements and expects that all internal systems will be in full compliance prior to January 1, 2000. The total cost of this upgrade is expected to range from $1,500,000 to $2,000,000. The Company's Board of Directors has approved the necessary capital expenditures in 1998 and 1999 to complete the program.

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


     Item 2.  Changes in Securities and Use of  Proceeds.

       The Company has issued the following securities pursuant to the Company's Registration Statement on Form S-1, File No. 33-49897, as declared effective on April 22, 1998:

       On September 21, 1998 the Company issued warrants to Dealers to purchase 21,576 shares, in the aggregate, of the Company's Common Stock at an exercise price of $6.00 per share. Twenty-five percent of these warrants vested upon issuance, with the remainder vesting at the rate of one-third per year over a three year period.

       On September 28, 1998 the Company issued warrants to Dealers to purchase 69,856 shares, in the aggregate, of the Company's Common Stock at an exercise price of $6.00 per share. Twenty-five percent of these warrants vested upon issuance, with the remainder vesting at the rate of one-third per year over a three year period.

       On October 7, 1998 the Company issued warrants to Dealers to purchase 22,992 shares, in the aggregate, of the Company's Common Stock at an exercise price of $6.00 per share. Twenty-five percent of these warrants vested upon issuance, with the remainder vesting at the rate of one-third per year over a three year period.

     The Company does not receive cash proceeds from the issuance of shares of Common Stock or Warrants issued to Dealers pursuant to its dealer incentive program (except those issued upon exercise of the Warrants as described below) or from the sale of Common Stock by the Selling Stockholders.

     The Company anticipates that any proceeds from the sale of shares of Common Stock upon the exercise of Warrants (payable in cash upon the exercise of the Warrants) will be used for general corporate purposes, including working capital. Pending such use, the net proceeds from the exercise of the Warrants will be deposited in the Company's bank accounts or invested in short-term, investment grade, interest-bearing securities. There can be no assurance as to the amount of Warrants that will be issued, or when issued, exercised.

     On August 31, 1998 the Company issued 31,674 shares of Common Stock to two Dealers in connection with the purchase of substantially all of their assets. The Company received no cash consideration in connection with these issuances. On September 30, 1998 the Company issued 3,334 shares of Common Stock to one of the aforementioned Dealers in connection with a secondary closing for the
purchase of assets.   The Company received no cash consideration in connection
with these issuances.

     Additionally, on October 22, 1998, 35,000 shares of Common Stock were issued as partial consideration in connection with the purchase of all the outstanding capital stock of Alarm Central Monitoring, Inc. The Company received no cash in connection with this issuance of Common Stock and the properties so acquired will be used in the Company's business operations in the future. These shares were registered pursuant to the Company's Registration Statement on Form S-1, File No. 33-49897, as declared effective on April 22, 1998.

     In addition to those listed above, since July 1, 1998, the Company has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     On July 21, 1998 options to purchase 225 shares of Convertible Preferred Stock were exercised by TJS Partners, L.P. The Company received $35,000 as a result of these options being exercised.

     On August 12, 1998 options to purchase 40,000 shares of Common Stock were exercised by Steven Rubin. The Company received $40,000 as a result of these options being exercised.

     On August 17, 1998 options to purchase 120,000 shares of Common Stock were exercised by JS&R, Ltd., a partnership owned by certain officers of the Company. The Company received $120,000 as a result of these options being exercised.

     On August 18, 1998 options to purchase 1,600 shares of Convertible Preferred Stock were exercised by TJS Partners, L.P. The Company received $160,000 as a result of these options being exercised.

     On November 5, 1998 the Company issued 623 shares of Common Stock to an independent consultant in connection with his services. The Company received no cash consideration in connection with this issuance.

     Item 3.  Defaults Upon Senior Securities.

       None.


     Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

     Item 5.  Other Information.

       Acquisition of the Assets of World Security Services Corp.

       On October 13, 1998, the Company purchased all of the assets of World Security Services Corp., an Oregon corporation ("World"). World was unaffiliated with SAI.

       The purchase price, which was based primarily on the recurring monthly revenue of World and arrived at by arm's length negotiations between the parties, was $1,520,000, which was paid in cash at closing. The purchase price was financed by drawing on SAI's existing credit facility with FINOVA Capital Corporation. The acquisition will be accounted for under the purchase method for financial reporting purposes.

       World is a third-party alarm monitoring company serving approximately 20,000 alarm monitoring subscribers and approximately 180 independent alarm dealers from a central monitoring station located in Portland, Oregon.

       Acquisition of Alarm Central Monitoring, Inc.

       On October 23, 1998, the Company purchased all of the outstanding capital stock of Alarm Central Monitoring, Inc., a Texas corporation ("ACM") from Joseph
M. Graves and Joseph M. Graves III, who were unaffiliated with SAI and were the sole stockholders of ACM.

       The purchase price, which was based primarily on the recurring monthly revenue of ACM and arrived at by arm's length negotiations between the parties, was $1,397,000 in cash plus 35,000 thousand shares of the Company's Common Stock which was paid at closing. The cash portion of the purchase price was paid from subordinated debt borrowed from TJS Partners, L.P. The acquisition will be accounted for under the purchase method for financial reporting purposes.

       ACM is a third-party alarm monitoring company serving approximately 13,000 alarm monitoring subscribers and approximately 50 independent alarm dealers from a central monitoring station located in Dallas, Texas.

     Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule


(b)  Reports on Form 8-K.

     A report on Form 8-KA was filed by the Company on August 31, 1998 including the required financial statements from a report on Form 8-K (which was filed on July 2, 1998).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Security Associates International, Inc.


Date:  November 13, 1998                By: /s/ James S. Brannen
                                           -----------------------------------
                                            James S. Brannen
                                            President and
                                            Chief Executive Officer

Date:  November 13, 1998                By: /s/ Daniel S. Zittnan
                                            ----------------------------------
                                            Daniel S. Zittnan
                                            Chief Financial Officer