Form 10-K
period 1998-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1999-03-30
CIK 851720

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
    X           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

         The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the American Stock Exchange on March 25, 1999 was $15,109,783.

         As of March 25, 1999 the registrant had outstanding 6,481,149 shares of our $.001 par value common stock.(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Our definitive proxy statement which is expected to be filed with the Commission not later than April 22, 1999, for our annual meeting of stockholders, expected to be held on or about July 8, 1999, is incorporated by reference into Part III of this Form 10-K.

         Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.




--------
(1) Does not include 316,958 shares which were awarded or paid for but for which certificates have not yet been issued.

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         Security Associates International, Inc. ("SAI") provides security alarm monitoring services for both residences and businesses. These services are provided either directly to residences and businesses under subscriber accounts (which are contracts to provide monitoring services) owned by us or indirectly through contracts with independent alarm dealers for subscriber accounts owned by them. Independent alarm dealers are primarily owner-operated companies. Our ability to attract new monitoring business is enhanced and supported by a network of over 3,000 independent alarm dealers to which we provide industry-related education in the areas of technology, finance, management and marketing.

         We were incorporated in 1990 as an Illinois corporation and, through a merger in 1992, became a Delaware corporation. Our original stockholders were thirty independent alarm dealers, in addition to our four founders. Three of our four founders are still active in our management: Ronald I. Davis, Chairman of the Board of Directors, James S. Brannen, President, and Stephen Rubin, Senior Vice President. We conduct our operations directly and through four wholly-owned operating subsidiaries which operate central monitoring stations (which are the locations where the actual monitoring of the subscriber's alarms is conducted):

       - SAI directly owns and operates central monitoring stations located in Des Plaines, Illinois; Portland, Oregon and Ogden, Utah.

       - AMJ Central Station Corporation, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Pompano Beach, Florida.

       - Texas Security Central, Inc., a wholly owned subsidiary, owns and operates central monitoring stations located in Dallas, Texas, San Antonio, Texas and Houston, Texas.

       - Alarm Central Monitoring, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Dallas, Texas.

       - Telecommunications Associates Group, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Euclid, Ohio.

         By the end of the first quarter of 1999, all of the subscriber accounts monitored by Alarm Central Monitoring will be moved to the Texas Security Central central monitoring station located in Dallas, Texas. We intend to continue to merge our wholly owned subsidiaries into SAI in an effort to reduce costs and realize economies of scale.

         Our revenues generally consist of recurring monthly revenue ("RMR") payments under written contracts to provide monitoring services to subscribers. For the year ended December 31, 1998, we derived approximately 65.6% of our monitoring revenues from subscriber accounts owned by alarm dealers and approximately 33.8% of our monitoring revenues from subscriber accounts owned by us. Total revenues increased from $1,396,997 for the fiscal year ended December 31, 1994 to $20,203,850 for the fiscal year ended December 31, 1998. Operating cash flow increased from negative $84,178 for the fiscal year ended December 31, 1994 to positive $3,561,698 for the fiscal year ended December 31, 1998. Operating cash flow is defined as earnings before depreciation, amortization, interest expense, income taxes and other expenses paid for with common stock or warrants. Our loss per share of common stock for the fiscal year ended December 31, 1998, was $1.06 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of December 31, 1998, we monitored a total of 325,223 residences and businesses from our nine central monitoring stations: 301,011 of those were monitored under contracts with approximately 2,300 alarm dealers for subscriber accounts owned by them and 24,212 were monitored under subscriber accounts that were owned by us. From January 1, 1994 through December 31, 1998, the number of subscriber accounts we monitored increased from approximately 25,000 to 325,223. On December 31, 1998, we provided monitoring services to 95,415 additional subscriber accounts as compared to year end 1997.

         We estimate that our central monitoring stations are capable of monitoring 500,000 subscriber accounts with only a small capital investment required. In August 1998, we began to make substantial capital investments to upgrade our computer systems and to increase the total capacity of our central monitoring stations to 750,000 subscriber accounts by the end of 1999. As of March 15, 1999, we estimate that this capital project was over 50% complete.

         Our network of independent alarm dealers consists of over 3,000 dealers nationwide that are estimated to own approximately 600,000 subscriber accounts, some of which are presently monitored at central stations owned by other companies. In order to attract new alarm dealers, and to continue to develop our relationships with those dealers already using our central monitoring stations, we host an annual convention for independent alarm dealers. At this meeting, developments in the security industry are discussed and numerous presentations are made by industry experts to keep the alarm dealers abreast of new developments in technology, marketing and management as well as new business opportunities. In addition, we distribute an "audio magazine" to our network of dealers on a quarterly basis and conduct numerous smaller meetings throughout the year. We believe that our relationships with independent alarm dealers are important because dealers are our primary customers and the principal source of our revenues.

         We intend to continue to increase the number of subscriber accounts we monitor. In pursuing this goal, we anticipate acquiring additional central monitoring stations and adding additional subscriber accounts as the businesses of our existing alarm dealers grow and through our Strategic Partner Program. In addition, we plan to further develop our relationships with dealers by offering selected alarm dealers, among other things, the opportunity to own equity in our company as part of their ongoing relationship with us. See "Business-Strategic Partner Program."

INDUSTRY OVERVIEW

         General

         The electronic security alarm industry is characterized by a large number of small individually owned companies involved in security alarm system installation and monitoring. According to Barnes Associates, a well known investment banking and consulting firm in the industry, the top 170 companies account for approximately 29% of the market, with an estimated 10,000-12,000 smaller independent dealers sharing the remainder of the market. While the largest companies in the alarm industry have revenues in the hundreds of million dollars, approximately 75% of all alarm dealers earned less than $500,000 in gross revenues during 1997, with approximately 59% of all dealers earning less than $250,000 in gross revenues during the same period. It is the needs of this market of small independent alarm dealers that we seek to address.

         We believe that another characteristic of the security alarm industry is its potential growth. Industry statistics published by Security Distributing and Marketing Magazine, an industry publication, indicate that revenues for the electronic security alarm segment of the security industry grew from $9.7 billion in 1990 to $15.2 billion in 1998. The Central Station Alarm Association, in the summer of 1998 issue of Dispatch magazine, an industry publication, reported that the security services market in the United States is expected to grow at a rate of 6.4% annually between 1998 and 2004.

         The growth in the security alarm industry has been fueled by several factors. We believe the aging of the population and the increase in two career families have both contributed to an increased focus on the security of the home. Security Sales reported in January 1999 that residences without alarm systems are more than twice as likely to be burglarized as those with systems (14.8% vs. 6.6%) and that commercial sites without alarm systems are 4.5 times more likely to be burglarized than those with systems (7.59% vs. 1.66%). These factors are reinforced by the practices of many insurance companies that offer discounts to home and business owners that install alarm systems.

         Several large well-capitalized companies have recently entered the security alarm industry directly or through acquisitions, including Western Resources, Inc., Tyco International, Inc. and Ameritech. We believe that these new entrants have been attracted by the fragmented nature of the industry and its growth potential. Additionally, utility and telephone companies are attracted by the similarity between the services provided in the security alarm industry and the services they already perform, which also involve providing services via wire connections in return for monthly fees.

         As larger participants have entered the security alarm industry, they have introduced mass marketing techniques which have included heavy advertising and low cost system installations tied to multi-year monitoring contracts. These long-term contracts typically have one to five year initial terms and one year automatic renewals, if not canceled. The monthly cash flow generated by the monitoring contracts subsidizes the cost of installations. Large, well capitalized companies can afford to initially subsidize the costs of installing alarm systems. As competition has driven the average price of installed alarm systems down, independent alarm dealers, who have more restricted access to capital, continue to search for an appropriate competitive response.

THE NEEDS OF THE INDEPENDENT DEALER COMMUNITY

Among the major issues confronting independent alarm dealers are:

         Retaining Customer Accounts

         Independent dealers sell and install alarm systems in homes and businesses and, at the same time, enter into contracts to provide monitoring services, typically with one to five year terms. The dealer generally subcontracts with a third party central station to provide the actual monitoring. The dealer retains as profit the difference between what it charges the subscriber as a monitoring fee and the cost of buying monitoring services from the third party central station and general and administrative expenses. This recurring monthly monitoring revenue is an important component of a dealer's total revenue stream. According to a study cited in the 1998 Security Distributing and Marketing Magazine, approximately 31% of dealers' revenues consist of monitoring and service fees. It is therefore very important that independent alarm dealers' customers be satisfied with the monitoring services they receive and renew their contract after their initial terms.


         Financing

         For most independent dealers, their subscriber accounts represent their most substantial asset. Banks and other commercial lenders, which are a very important source of financing for most small businesses, have historically been unwilling to lend against subscriber accounts as collateral or to provide financing for customer purchases of alarm systems. Because of their more limited access to financing, independent dealers have a more difficult task competing with the larger market entrants who have greater access to capital. This issue has become more pronounced as dealers have been forced to finance the cost of alarm system installations. The limited ability to turn subscriber accounts into the cash needed to support other aspects of their businesses and to be able to offer financing to purchasers of alarm systems is a very important concern of independent dealers.

         Training and Support

         Dealers must not only be financially sophisticated, they must also be able to run their businesses economically and with a relatively small amount of resources. In addition, independent dealers must be able to choose effectively between competing new technologies. Furthermore, dealers need the tools that will allow them to identify and exploit new opportunities both within the alarm industry and in related fields. Finally, dealers must also be aware of regulatory changes affecting the industry. There are limited resources available to help the independent dealer meet these needs.

         New Business Opportunities

         The skills needed to install security alarm systems can also be applied to the installation of other low-voltage systems such as: closed circuit television, home automation, audio and home entertainment centers and satellite dishes. In fact, many alarm dealers currently provide these additional services to their subscribers. While the entry of large new participants into the industry has created competitive issues for independent dealers, we believe that this same phenomenon will also generate new business opportunities. Many of these opportunities may exist in the form of strategic partnerships or alliances with some of the new market entrants, such as electric utilities or telephone companies. We believe that these new participants will wish to offer their customer base a broad range of related services without incurring the expense or experiencing the uncertainties of entering unfamiliar product markets. Independent dealers must be aware of and learn how to respond to new market opportunities if they are to survive and prosper in the future.

BUSINESS

ALARM MONITORING

         Our Relationships with Independent Alarm Dealers

         Our response to the challenges and opportunities presented by the security alarm industry has been significantly influenced by the personal and business experience of our founders. Both Ron Davis, the Chairman of the Board of Directors and Steve Rubin, a Senior Vice President, were principals of the Davis Marketing Group, an organization formed in the mid-1970s to provide consulting services to alarm dealers. Davis Marketing evolved into a franchiser of alarm installation businesses, which later became a network of dealers, initially made up of the former franchisees. The network provided its members with group buying, training and education services. In 1990, our company was formed to purchase subscriber accounts from independent alarm dealers for our own portfolio and to acquire an interest in a central monitoring station located in Grand Rapids, Michigan. The initial stockholders (other than the founders) were almost all independent alarm dealers. The relationship with our dealer network remains a key part of our growth strategy. It is this history that has made us keenly aware of, and uniquely able to address, the needs of independent alarm dealers and of the opportunities that those needs represent.

         One of the unique aspects of our position in the security alarm industry is what we do not do - we do not sell and install security systems.
As a result, we are not viewed as a competitor in the alarm dealer community. Several of our competitors in the monitoring business also sell and install security systems, and some are even leading mass-marketers of low cost system installations. For almost all of the subscriber accounts we own, we contract with the alarm dealer from which we purchased the subscriber account to continue to service the underlying alarm system. We also refer all inquiries relating to system enhancements to the selling alarm dealer. This process serves two purposes: first, it allows us to capitalize on the relationship between the subscriber and the alarm dealer; and, second, it encourages the alarm dealer to utilize our central monitoring stations as new installations are made. In a market where the competition for providing monitoring service is high, we believe that the depth of our relationships with alarm dealers gives us a competitive edge.

         Provide High Quality Monitoring Services to Independent Dealers

         A subscriber account represents a stream of income that may continue for many years if the monitoring contracts are extended for additional renewal terms. An enterprising dealer can even increase the value of a subscriber account by selling add-on services such as:

         -    alarm system maintenance and servicing;

         - two-way voice communications between the subscriber and the central monitoring station; and

         - cellular telephone or long-range radio backup to the normal land line telephone links to the central monitoring station.

Subscriber accounts are subject to attrition (cancellation) for many reasons that are beyond the dealer's control, such as nonpayment by the subscriber, the sale of a home or business or, to some extent, lower cost service offerings by competitors. One element that the dealer can control, however, is attrition due to poor monitoring services provided by the central station from which it purchases those services. Dealers address this problem by contracting with companies that have a demonstrated record of providing high quality service.

         We strive to own and operate superior central monitoring stations with highly efficient equipment and a well trained staff to deliver high quality monitoring services. All of our central stations are Underwriters Laboratory ("UL") listed. To obtain and maintain a UL listing, a central station must be located in a building meeting UL's structural requirements, have a backup and uninterruptible power supply and have secure telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled. Our central stations are also capable of supporting a full range of add-on services such as two-way voice communications, cellular transmission and long-range radio access.

         Another of our objectives is to substantially increase the number of subscriber accounts to which we provide monitoring services and to increase the profitability of the services we provide. We are adding additional monitoring capacity and continuing the consolidation of our monitoring operations to realize additional economies of scale. We will continue to maintain and further enhance the quality of the services we provide and market our services to the alarm dealer community. This effort is led by Ron Carr our Senior Vice President for Central Station Operations. Mr. Carr was formerly a director of Ameritech's SecurityLink where he was responsible for telecommunications, and director of Telecommunications for ADT, Inc.

         Increase Monitoring Capacity on a Regional Basis

         Our strategy is to complete a network of central stations located in each of the major geographic regions of the United States. Our recent central station acquisitions were undertaken to increase our monitoring capacity, to expand our monitored subscriber account base and to build our regional network.

         The following acquisitions were undertaken primarily to build our regional network:

         - Southeast: In December 1996, we purchased the assets of AMJ Central Station Corporation which owned and operated a central station located in the Fort Lauderdale/Pompano Beach, Florida area.

         - Midwest: In July 1995, we purchased All Security Monitoring Services L.L.C. which owned and operated a central monitoring station located in Des Plaines, Illinois, a suburb of Chicago. In November 1997, we purchased Telecommunication Associates Group, Inc. which owned and operated a central monitoring station located in Euclid, Ohio, a suburb of Cleveland.

         - Southwest: In June 1998, we purchased Texas Security Central, Inc. which owned and operated central monitoring stations located in Dallas, Texas; San Antonio, Texas and Houston, Texas.

         - West: In May 1998, we purchased the third party monitoring business of Fire Protection Service Corporation which owned and operated a central monitoring station located in Ogden, Utah.

         - Pacific Northwest: In October 1998, we purchased the assets of World Security Services Corporation which owned and operated a central monitoring station located in Portland, Oregon.

         We have reviewed our current operations and undertaken a capital investment project to expand the capacity of our existing central monitoring stations to accommodate 750,000 monitored alarm systems by the end of 1999. We intend to continue this program of expansion. This expansion will principally involve hiring additional personnel, purchasing additional computers and monitoring equipment and leasing additional phone lines. We will then have the opportunity, and challenge, of bringing in additional subscriber accounts to absorb the increased monitoring capacity.

         Integrate Central Station Operations and Realize Economies of Scale

         Historically, our central monitoring stations were separately owned and operated as independent business units by the original owners. Our acquisition and consolidation of the formerly independent monitoring companies has presented us with opportunities to increase the profitability of each of these operations. We seek to exploit these opportunities by eliminating duplicative efforts by:

         - Consolidating monitoring operations into regional central monitoring stations.

         -    Implementing a single centralized accounting system.

         - Creating a single billing, customer service and collections department to service all of our central monitoring stations.

         Utilizing the additional monitoring capacity in our central stations means that the incremental cost of servicing additional subscriber accounts should be substantially reduced. This can be illustrated by the acquisition in February 1997 of Northern Central Station, Inc., a central monitoring station located in New Jersey. In that transaction, the physical facility located in New Jersey was not purchased. Instead, all of the 8,860 subscriber accounts monitored there were transferred in bulk, along with certain equipment and software, to our central station located in Des Plaines, Illinois. Only two new personnel were necessary to accommodate the additional 8,860 subscriber accounts. By contrast, the old New Jersey operation required eight full-time employees plus a leased facility and associated expenses.

         We have started to realize similar economies of scale through the consolidation of the subscriber account bases of the following central monitoring stations:

         - Security Associates Command Center II, L.L.C. (located in Grand Rapids, Michigan) and Guardian Security, Inc. (located in Columbus, Ohio) into the Euclid, Ohio central monitoring station.

         - Reliance Protective Services, Ltd. (located in Schaumburg, Illinois) into the Des Plaines, Illinois central monitoring station.

         - Telecommunications Associates Group, Inc. (formerly monitored out of Austin, Texas), and Alarm Central Monitoring, Inc. (located in Dallas, Texas) into the Texas Security Central, Inc. central monitoring station located in Dallas, Texas.

Further consolidations will take place as we deem appropriate.

         Subject to the availability of suitable candidates and financing, we intend to acquire additional central monitoring stations in the future. A principal advantage of purchasing an entire central monitoring station is that future cash flows generated from the subscriber accounts being monitored there may be utilized to finance a significant portion of the purchase price.

         Maintain and Enhance the Quality of Monitoring Services

         One of the initiatives undertaken by us is a review of the operations of each of our central monitoring stations combined with the development of a strategic plan to improve the functionality and profitability of our monitoring services. Each of our nine central monitoring stations currently use slightly different event monitoring software and hardware. We are in the process of upgrading the computer systems used in all of our central stations as well as in our corporate offices. This computer upgrade is expected to be completed in the third quarter of 1999. The goals we have set for the upgrade include:

         - Standardizing the central station information systems to allow better information flow between the central stations.

         - Allowing more efficient information exchange between the central stations and the corporate offices.

         - Creating fully redundant systems in case of system failure in one or more of the central stations.

         -    Increasing the efficiency of our customer service department.


         We believe that these improvements will allow us to conduct our operations in a more efficient and cost effective manner. Furthermore, we anticipate that the new systems will provide a platform from which to offer a wider selection of value-added services to our alarm dealers. These services include providing dealers with after-hours answering services, internet or direct access to end-user information for a dealer's subscriber accounts and automated interactive alarm system testing services.

         Implement Central Station Based Regional Marketing Program

         We have reorganized and changed the focus of our sales force. In the past, we relied on the existing subscriber account base of the acquired central monitoring stations and the

"natural increase" in subscriber accounts that occurs as alarm dealers who are already customers install additional alarm systems. Additionally, our sales force was centrally located, and approached alarm dealers on a national basis. We have redirected our sales effort by hiring a sales force based in our central monitoring stations. The design of our marketing programs has remained a corporate office function.

         The salespeople in each of our central stations are responsible for selling our services in the region where the station is located. It is our belief that we will be more successful in selling monitoring services to alarm dealers if our facilities, salespeople and operations managers are geographically close to the dealers. We intend to control the growth of each central station so that no station becomes too large for its management and salespeople to maintain personal relationships with, and responsiveness to the needs of, each of our dealers.

         As part of our relationship oriented strategy, we have implemented a program (the "Strategic Partner Program", formerly known as the "Dealer Program") that allows dealers to become equity owners of our company. See "Business-Strategic Partner Program."

         Reduce Attrition Rates for Subscriber Accounts Owned by SAI

         In the normal course of our business, we sometimes experience cancellation of accounts we own due, for example, to subscribers relocating, cancellation of an account for nonpayment by the subscriber, problems with service and miscellaneous other reasons. We seek to address the issue of accounts canceling primarily in two ways.

         First, we require alarm dealers from whom we purchased the accounts to replace subscriber accounts that cancel. This replacement obligation lasts for a specified period of time beginning from the date of purchase. This period is called the guarantee period. Second, when we purchase subscriber accounts, the entire purchase price is not paid at the closing of the transaction. Rather, a certain percentage is held back by us during the guarantee period. This amount is called the holdback amount. If a subscriber account cancels during the guarantee period, we require the replacement of that account. If the alarm dealer is unable or unwilling to replace that account, we will deduct the purchase price of that account from the holdback amount.

         Historically, through January 1, 1999, we experienced gross attrition (that is, attrition without taking into account replacements from the dealer or reductions in the holdback amounts) of 12.4% and net attrition (that is, after taking into account replacements for canceled accounts and application of the holdback amounts) of 8.3%. In calculating attrition, we divide the number of accounts cancelled by the number of accounts originally purchased. We then annualize the resulting number over the period that we own the purchased accounts. This method is commonly known in the financial or investment community as the static pool method of calculating attrition.

DEALER FINANCING PROGRAMS

         General

         Alarm dealers, like many other small businesses, from time to time need financing in order to operate and grow their businesses. The reasons a dealer might need access to cash are extremely varied and include the need to manage cash shortfalls, to finance expansion or inventory, and to subsidize the costs of system installations. In addition, many dealers would like to be able to offer financing for potential purchasers of alarm systems. As is common with small businesses, access to equity capital is limited. Access to bank financing is also limited for both the dealers and for their customers who may wish to finance the purchase of the alarm system. For many dealers, the most significant assets they own are the contract rights for monitoring the subscriber accounts. Unfortunately, such contract rights are generally not treated as tangible assets against which banks, or other traditional lending institutions, will lend on a secured basis. This situation creates a dilemma for dealers, and an opportunity for us to strengthen our relationship with our alarm dealers because we are able to accurately assess the value of these assets and assist dealers in obtaining financing.

         Our dealer financing programs are headed by Steve Rubin. Mr. Rubin has over twenty-seven years of experience counseling alarm dealers as to their financing options and assisting them with their financing needs.

         Subscriber Accounts Owned by SAI

         One method of financing that has developed in the security alarm industry is the sale of subscriber accounts to third parties such as us. Substantially all of the subscriber accounts we own were purchased from independent alarm dealers. In a typical transaction, the alarm dealer will sell subscriber contracts for a price that may be expressed as a multiple of the current monthly payment amount generated by that subscriber account. This monthly payment amount is commonly called RMR in the industry, which stands for recurring monthly revenue. For example, if a single contract provided for monthly payments of $25 per month it might sell for $750, or thirty times RMR. The multiple we paid in any actual transaction was impacted by several factors including, but not limited to:


         -    the number of subscriber accounts purchased,

         -    the RMR of the subscriber accounts,

         - prior experience with other subscriber accounts purchased from the particular dealer,

         -    the geographic location of the subscribers,

         - the multiple of RMR generally paid in the industry at the time of the purchase,

         - estimated cost per month to monitor, service, bill and collect subscriber accounts, and

         -    the type of monitoring equipment used by the subscriber.

         Because subscriber accounts typically have original contract terms ranging from one to five years (with annual renewals thereafter) the purchaser of the subscriber account is generally undertaking a significant risk related to how long each subscriber account remains active and current on its monthly payments. In the foregoing example, it will take thirty months for the purchaser of the subscriber account to receive payments equal to the purchase price.

         For a purchase of subscriber accounts to be profitable, the cash flow from the accounts must not only cover the purchase price, costs of providing service and administrative expenses, but it must also provide a satisfactory return on the purchaser's total investment. The "quality" of the subscriber accounts purchased, which is generally measured in terms of the consistency with which the monthly monitoring fees are paid and the expected longevity of the subscriber accounts, is the crucial element in determining whether an acquisition of subscriber accounts is a profitable undertaking.

         Future acquisitions of subscriber accounts by us will depend on several factors including: the availability of suitable acquisition opportunities, the market price of subscriber accounts, the amount and cost of financing available to us and the attractiveness of alternative uses of our capital resources.

         Assisting Dealers in Obtaining Loans

         Because high quality subscriber accounts represent a reliable future stream of revenue with little incremental costs, some dealers prefer to borrow using their subscriber accounts as collateral. As previously mentioned, banks have historically been reluctant to lend against subscriber accounts as collateral. We believe that only a few sizable finance companies exist with active lending programs for independent alarm dealers and their lending capacity is relatively small compared to what we believe is the potential demand. Because of our familiarity with the security industry and our knowledge of potential lenders, we believe we are well prepared to assist alarm dealers in obtaining loans.

         In 1997, we formed Alarm Funding Corporation as a wholly-owned subsidiary to implement a dealer loan program. We concluded that alarm dealers would be better served, and our capital resources would be better utilized, if we introduce dealers to potential lenders rather than attempting to make loans ourselves. We anticipate that by the end of the second quarter of 1999, Alarm Funding will be merged into SAI, and Alarm Funding's loan portfolio will be sold.

         The ValueBuilder Program

         The ValueBuilder program was developed to assist alarm dealers in obtaining customer financing for installed alarm systems, to allow alarm dealers to obtain substantial discounts on alarm equipment and to compete with the "low" or "no" money down mass marketers.

         Under this program, dealers are able to obtain financing for their customers which is repaid in 36 to 48 months from the monthly monitoring fees. From the customer's point of view, only a small down payment is required to purchase the system. The subscriber account and its revenue stream secures the loan. In the event the account cancels during the first year of the program, the dealer is required to provide another account and its revenue stream to secure payment to the finance company that advanced the funds. At the end of the repayment period, the dealer retains all rights to the subscriber account and the revenue stream it generates.


         All dealers participating in the ValueBuilder program must agree that any new subscriber account which uses the program must be monitored at one of our central monitoring stations. As an additional incentive for participating in the ValueBuilder program, we may also issue shares of common stock to participants based on the number of ValueBuilder accounts monitored at our central monitoring stations.

STRATEGIC PARTNER PROGRAM

         The Strategic Partner Program was created to induce independent alarm dealers to use our central monitoring stations by giving them the opportunity to share in our growth through equity ownership in our company. Under the Strategic Partner Program, a dealer will enter into a contractual relationship with us whereby the dealer agrees to transfer or retain some or all of its subscriber accounts at one of our central stations. The dealer must agree that during the term of the contractual relationship with us it will not transfer the subscriber accounts monitored by us to a central monitoring station not owned by us. In return, we will issue to the dealer common stock or warrants to purchase common stock. These securities will be issued solely for entering into the contractual relationship with us and without any cash payment by the dealer. If the dealer is issued warrants, however, the exercise of the warrants will require a cash payment of $6.00 per share.

         The securities may be issued alone, or together with other inducements that we may offer from time to time. We believe that this program will be attractive to many alarm dealers, especially in light of the fact that we will also be providing them with high quality monitoring services at competitive rates.

         Of the securities issued to a dealer under the Strategic Partner Program, 25% will be freely tradable upon issuance. The remaining 75% will have restrictions on transfer which will be removed in three equal annual increments. If the dealer defaults on its obligations under the Strategic Partner Program, the dealer will forfeit all of the securities as to which the restrictions have not yet been removed, but will retain all securities that have not been forfeited.

         A dealer will be deemed to be in default on its obligations under the Strategic Partner Program if the dealer (or any party he sells his subscriber accounts to), during the term of the contractual relationship, transfers the covered subscriber accounts to a central station not owned by us or the dealer fails to comply with our rights of first refusal. The right of first refusal is the right we retain to meet or beat the terms of any offer by another company to purchase the dealer's subscriber accounts.

         The Strategic Partner Program is a central component of our business plan.

DEALER SUPPORT STRATEGY

         Offer High Quality Support Programs

         The marketplace in which the independent alarm dealer competes is undergoing rapid change. The entry of large, well capitalized companies creates a much more competitive environment. It is in this context that we believe our ongoing educational and management development program is not only valuable to our network of alarm dealers, but also can add depth and permanence to our relationships with independent dealers. Our efforts are headed by Ron Davis, Chairman of the Board, with more than twenty-seven years of experience as a speaker and author on a broad range of subjects concerning the security alarm industry, independent alarm dealers and the changes in the marketplace that have and will continue to impact them.

         We conduct numerous meetings each year at locations around the country at which issues and opportunities facing the industry are presented. We also host an annual three day educational conference attended by alarm dealers, where presentations are made by both our personnel and other professionals from within the industry, as well as specialists in such fields as finance and marketing and motivational speakers.

         These activities are supplemented by our Audio Insight program. Audio Insight is an audio magazine that is distributed quarterly. Each edition of Audio Insight is a cassette of about one hour in length which contains ideas, interviews and insights relating to the alarm industry, hosted by Mr. Davis. We also distribute camera ready consumer newsletters that can be customized by alarm dealers for mailing to their own customer base as a marketing tool. The Audio Insight cassette and the consumer newsletter program are only available to affiliates of our dealer network.

         Assist Dealers in Exploiting Future Opportunities

         We anticipate that new business opportunities for alarm dealers will continue to develop as a result of "bundling". Bundling is a relatively new phenomenon that is impacting the alarm industry. Bundling involves a single entity, or multiple entities acting through a joint venture, providing a range of complementary or similar services. A single entity could very well supply a home with local and long distance telephone services, cable television programming and alarm monitoring, all billed monthly on a single invoice. We anticipate that at least some bundlers will include alarm monitoring in the services they provide and may wish to "outsource" significant portions of the installation, service and monitoring functions. Because of the size and geographic diversity of our dealer network, we intend to present our company to the bundlers as an easy and cost effective way of approaching independent installers and their customers. We believe that together with the collective strength of our independent dealer network we can more effectively exploit market opportunities.

         Build a Deeper Relationship with Independent Dealers

         We view our overall marketing strategy as an attempt to build a broad range of relationships with independent alarm dealers through which we can develop and market a range of services designed to address alarm dealer needs and build recurring revenue for our dealers and us. Our strategy is built around the premise that dealers are best served when our regional central monitoring station personnel develop a personal relationship with them. To implement this strategy we have developed a force of regional dealer liaison personnel based in each of our central stations. These dealer liaisons provide personalized one stop service to alarm dealers to address their individual needs as they arise. Their efforts are supplemented by meetings of central station based user groups.

         We are implementing our user group program in order to gain insight into the quality of the services we provide on an ongoing basis. Each of our central stations either has or will form a user group of alarm dealer customers in its service area. These user groups will meet periodically and serve as a regular source of feedback for both the central stations and for our company as a whole. We also plan to utilize the user groups as forums at which we can test the attractiveness and demand for proposed new services before making major commitments of time and money to new programs.

         We believe that these initiatives will greatly enhance the quality of our monitoring services, and, therefore, their attractiveness to alarm dealers. We also believe our access to, and knowledge of, the alarm industry and independent alarm dealers is of value to outsiders who may wish to use the services of, or sell products to, or through, our network of alarm dealers and their customers.

RECENT CENTRAL STATION ACQUISITIONS

         Telecommunications Associates Group, Inc.

         On November 24, 1997, we purchased all of the outstanding capital stock of Telecommunications Associates Group, Inc., an Ohio corporation ("TAG") from an unaffiliated party.

         The purchase price was $5,000,000, which was paid in cash at closing, plus the assumption of TAG's liabilities of approximately $1,500,000. $4,800,000 of the purchase price was financed from our general corporate funds and the balance were either liabilities assumed by us or financed by drawing on our existing credit facility with FINOVA Capital Corporation. The acquisition was accounted for under the purchase method for financial reporting purposes.

         TAG was a third-party alarm monitoring company that served approximately 98,000 subscriber accounts (which included approximately 48,000 two-way voice accounts which were scheduled to be, and were, returned to the owner's central monitoring station by December 31, 1998) and 350 independent alarm dealers from central monitoring stations located in Euclid, Ohio and Austin, Texas.

         Texas Security Central, Inc.

         On June 17, 1998, we purchased all of the outstanding capital stock of Texas Security Central, Inc., a Texas corporation ("TSC") from unaffiliated parties.

         The purchase price was $6,846,000, which was paid in cash at closing. $4,450,000 of the purchase price was financed by drawing on our existing credit facility with FINOVA and the remainder of the purchase price was financed from our general corporate funds. The acquisition was accounted for under the purchase method for financial reporting purposes.

         TSC was a third-party alarm monitoring company that served approximately 65,000 alarm monitoring subscribers and approximately 300 independent alarm dealers from central monitoring stations located in Dallas, Texas; Houston, Texas and San Antonio, Texas.

OTHER CENTRAL STATION ACQUISITIONS

         -    Alert Answering Service

              On March 2, 1998, we purchased all of the operating assets of Camak, Inc., D/B/A Alert Communications D/B/A Alert Answering Service, an Ohio corporation ("Alert") from an unaffiliated party.

              Alert was a third-party alarm monitoring company that served approximately 1,966 subscriber accounts and ten independent alarm dealers and also is a telephone answering service business serving approximately 250 subscribers. In March 1998 and June 1998, the monitoring business and the answering service business, respectively, were moved to our central monitoring station located in Euclid, Ohio. This acquisition allows us to provide expanded telephone answering services for our alarm dealers nationwide.

         -    Guardian Security Systems, Inc.

              On March 8, 1998, we purchased all of the outstanding capital stock of Guardian Security Systems, Inc., an Ohio corporation ("Guardian") from an unaffiliated party.

              Guardian was a third-party alarm monitoring company that served approximately 3,270 subscriber accounts owned by fifteen alarm dealers and 1,349 subscriber accounts owned by Guardian from a central monitoring station located in Columbus, Ohio. In the first quarter of 1998, all of the assets and operations of Guardian were transferred to our central station located in Euclid, Ohio.

         - Monitoring Business of Fire Protection Services Corporation D/B/A Mountain Alarm

              On May 8, 1998, we purchased the monitoring business of Fire Protection Service Corporation, a Utah corporation, D/B/A Mountain Alarm ("Mountain") from an unaffiliated party.

              Mountain was a third-party alarm monitoring company that served approximately 7,800 alarm monitoring subscribers and approximately eight independent alarm dealers from a central monitoring station located in Ogden, Utah.

         -    Reliance Protective Services, Ltd.

              On July 17, 1998, we purchased all of the outstanding capital stock of Reliance Protective Services, Ltd., an Illinois corporation ("Reliance") from unaffiliated parties.

              Reliance was a third-party alarm monitoring company that served approximately 12,000 alarm monitoring subscribers and approximately 100 independent alarm dealers from a central monitoring station located in Schaumburg, Illinois. All of the subscriber accounts monitored by Reliance were moved into our Des Plaines central station.

         -    World Security Services Corp.

              On October 13, 1998, we purchased all of the assets of World Security Services Corp., an Oregon corporation ("World") from an unaffiliated party.

              World was a third-party alarm monitoring company that served approximately 20,000 alarm monitoring subscribers and approximately 180 independent alarm dealers from a central monitoring station located in Portland, Oregon.

         -    Alarm Central Monitoring, Inc.

              On October 23, 1998, we purchased all of the outstanding capital stock of Alarm Central Monitoring, Inc., a Texas corporation ("ACM") from unaffiliated parties.

              ACM was a third-party alarm monitoring company that served approximately 13,000 alarm monitoring subscribers and approximately 50 independent alarm dealers from a central monitoring station located in Dallas, Texas. All of the subscriber accounts monitored by ACM were moved into the TSC central station located in Dallas, Texas.

         The aggregate purchase price for all of these smaller central station acquisitions was approximately $5,585,000 plus 89,000 shares of our common stock which was valued at $510,032 on the dates of the acquisitions.

RISK MANAGEMENT

         The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be the case with other businesses. Generally, our monitoring agreements contain provisions limiting our liability to subscribers in an attempt to reduce this risk.

         We carry insurance of various types, including general liability and errors and omissions insurance. We believe the amount of our insurance coverage is adequate for a company of our type and size. Our loss experience, and that of other companies in the security industry, may affect the cost and availability of such insurance. Certain of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or other types of damages, or for liability arising from gross negligence or wanton behavior.

COMPETITION

         The security alarm industry is highly competitive and highly fragmented. While we do not compete directly with many of the large new entrants into the industry, because we do not sell and install security systems, we are nonetheless impacted by the competitive challenge these entrants present to independent alarm dealers.

         Our monitoring services compete with those offered by an estimated 250 companies which offer contract monitoring services from UL listed facilities. Most of these companies are small, local operations. In addition, we believe there are approximately 1,500 to 2,000 non-UL listed facilities.

         Our competitive strategy has these basic components: provide the alarm dealer community with high quality monitoring, provide access to financial services at competitive prices and provide dealers with the support and access to new business opportunities that will help them compete more effectively and add recurring revenue. We plan to further develop our dealer network which, we believe, will result in additional marketing opportunities for our dealers with those companies that desire access to our dealers and their customers.

REGULATORY MATTERS

         A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

         - subjecting alarm monitoring companies and/or subscribers to fines or penalties for transmitting false alarms,

         - requiring permits for individual alarm systems and revoking such permits following a specified number of false alarms,

         -    imposing fines on alarm subscribers for false alarms,

         - imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and

         - requiring further verification of an alarm signal before the police will respond.

         Our operations are subject to a variety of other laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business. Many jurisdictions also require certain of our employees to obtain licenses or permits.

         The alarm industry is also subject to requirements imposed by various insurance, approval and standards organizations. Depending upon the type of subscriber served, the type of service provided and the requirements of the relevant local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

         Our alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines and the type of equipment which may be utilized in telephone line transmissions are currently regulated by both federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utilities commissions.

LEGAL PROCEEDINGS

See Item 3- Legal Proceedings.

EMPLOYEES

         At December 31, 1998, we employed 385 individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relationships with our employees are good.


ITEM 2.  PROPERTIES

         Our executive offices are located at 2101 South Arlington Heights Road, Arlington Heights, Illinois and our central monitoring stations are located at:

         -    2116 South Wolf Road, Des Plaines, Illinois;

         -    1471 S.W. 12th Avenue, Pompano Beach, Florida;

         -    1514 East 191 Street, Euclid, Ohio;

         -    9750 Brockbank, Dallas, Texas;

         -    12610 Richmond Avenue, Houston, Texas;

         -    14329 San Pedro, San Antonio, Texas;

         -    4507 North Channel Avenue, Portland, Oregon; and

         -    2178 Washington Boulevard, Ogden, Utah.

    All of our facilities are leased. The following is a summary of the term for each of our leases:

         - The Arlington Heights lease expires December 31, 2002, but can be renewed by us at our option for one additional five year term;

         - The Des Plaines lease expires June 30, 2000, but can be renewed by us at our option for one additional five year term;

         - The Pompano Beach lease expires December 31, 2003, but can be renewed by us at our option for one additional five year term;

         - The Euclid lease expires December 31, 2004, but can be renewed by us at our option for one additional five year term;

         - The Dallas lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

         - The Houston lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

         -    The San Antonio lease is a month-to-month lease;

         - The Portland lease expires May 31, 2000, but can be renewed by us at our option for two additional three year terms;

         - The Ogden lease expires May 8, 2003. We do not have an option to renew this lease;

ITEM 3.  LEGAL PROCEEDINGS

         From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote to our security holders during the fourth quarter of fiscal 1998.






                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock

         Our common stock has been traded on the American Stock Exchange under the symbol "SAI" since January 25, 1999. Our common stock was previously traded on the American Stock Exchange under the symbol "IDL" beginning on March 4, 1998. Prior to that, until March 4, 1998, the common stock was traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as reported on the OTC Bulletin Board and the high and low sales prices as reported on the American Stock Exchange. The OTC Bulletin Board quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                       HIGH BID                     LOW BID
                                                                       --------                     -------
1997
First Quarter                                                          $ 3.5625                    $ 3.125
Second Quarter                                                         $ 3.125                     $ 2.75
Third Quarter                                                          $ 4.00                      $ 3.50
Fourth Quarter                                                         $ 4.875                     $ 3.90

1998
First Quarter (through March 3, 1998)                                  $ 5.625                     $ 4.50

                                                                                LAST REPORTED SALES
                                                                                -------------------
                                                                         HIGH                         LOW
                                                                         ----                         ---
1998
First Quarter (March 4, 1998 to March 31, 1998)                        $  8.50                     $  5.25
Second Quarter                                                         $  7.0625                   $  5.25
Third Quarter                                                          $  5.75                     $  4.4375
Fourth Quarter                                                         $  4.5                      $  3.938

1999
First Quarter (through March 25, 1999)                                 $  4.00                     $  2.50

         On March 25, 1999, the last reported sale price of our common stock was $3.375 per share. At March 25, 1999, we had approximately 202 stockholders of record, not including beneficial owners whose stock is held in street name.

Dividend Policy

           We currently anticipate that we will retain all of our earnings for development of our business, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, on our common stock will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, loan covenants and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         Since January 1, 1996, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         Issuances for Services

         On January 21, 1996, Fred Figge was issued options to purchase 19,000 shares of common stock at $0.53 per share. These options expire April 1, 2000, and were issued in return for services.

         On August 1, 1996, Fred Figge was issued options to purchase 17,000 shares of common stock at $0.53 per share. These options expire April 1, 2000, and were issued in return for services.

         On October 10, 1996, Buttonwood Advisory Group was issued options to purchase 25,000 shares of common stock at $1.25 per share. These options expire October 10, 1999, and were issued in return for services.

         On October 10, 1996, Buttonwood Advisory Group was issued options to purchase 25,000 shares of common stock at $2.00 per share. These options expire October 10, 1999, and were issued in return for services.

         On October 10, 1996, Buttonwood Advisory Group was issued options to purchase 25,000 shares of common stock at $3.00 per share. These options expire October 10, 1999, and were issued in return for services.

         On November 25, 1997, James W. Osborne was issued options to purchase 50,000 shares of common stock at a price of $6.00 per share. These options expire November 25, 2003, and were issued in consideration of his employment agreement with us. This option vests at a rate of 20% (10,000 shares) per year, and terminates upon any material breach of his employment agreement. Mr. Osborne left our employment before the expiration of the term of his employment agreement with us. As a result, options to purchase only 15,000 shares vested, and the options to purchase the other 35,000 shares were cancelled.

         On January 6, 1998, Michael B. Jones was issued options to purchase 10,000 shares of common stock at a price of $6.00 per share. These options expire December 31, 2002, and were issued in consideration of his agreement to become one of our directors.

         On January 6, 1998, ProFinance Associates, Inc. was issued options to purchase 25,000 shares of common stock at a price of $6.00 per share. These options expire December 31, 2002, and were issued in partial consideration of brokerage services rendered to us. Michael B. Jones, currently one of our directors, is a principal of ProFinance Associates, Inc.

         On January 15, 1998, Timothy Newman was awarded 800 shares of common stock as a bonus for his performance as an employee.


         On June 2, 1998, Gregory A. Hunigan was awarded 1,000 shares of common stock as a bonus for his performance as an employee.

         On November 4, 1998, we issued 623 shares of common stock to Kismet Group, Ltd. in payment for services.

         On December 31, 1998, we issued 1,088 shares of common stock to Kismet Group, Ltd. in payment for services.

         No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. No cash consideration was received by us.

TJS Partners' Investments

         On September 5, 1996, TJS Partners, Ltd. ("TJS") purchased 3,525,682 shares of common stock for $1,558,351, was granted certain contingent options, the terms of which were set forth in the Standby Option and Warrant Agreement, and lent us $3,441,649 which was evidenced by a Convertible Subordinated Promissory Note.

         TJS Partners' investment in our company was restructured effective December 31, 1996 (the "TJS Amendment"). Pursuant to the TJS Amendment the shares of common stock issued on September 5, 1996, and the Convertible Subordinated Note were canceled. In exchange, we issued to TJS 35,257 shares of Convertible Preferred Stock (each share convertible into 100 shares of common stock), 344,165 shares of 12% Redeemable Preferred Stock and a warrant to purchase 15,000 shares of Convertible Preferred Stock. The Standby Option and Warrant Agreement was amended so that upon exercise of any standby option or warrant TJS would receive shares of Convertible Preferred Stock rather than common stock at a purchase price per share equal to 100 times the purchase price per share of common stock paid by the person exercising the related option.

         During 1997, TJS exercised options to purchase 14,106.55 shares of Convertible Preferred Stock for an aggregate purchase price of $821,290, and a warrant to purchase 15,000 shares of Convertible Preferred Stock for an aggregate purchase price of $3,750,000. Each option and warrant exercise is detailed below under "Exercise of Options and Warrants."

         During 1998, TJS exercised options to purchase 2,075 shares of Convertible Preferred Stock for an aggregate purchase price of $245,000. Each option exercise is detailed below under "Exercise of Options." TJS also purchased 155,835 shares of Redeemable Preferred Stock on June 1, 1998, for a purchase price of $1,558,350.

Buyout of Winnetka Investors, Inc. and MCAP Investors, Inc.

     On September 5, 1996 we purchased all of the outstanding capital stock of two Delaware corporations, Winnetka Investors, Inc. ("Winnetka") and MCAP Investors, Inc. ("MCAP"). Both Winnetka and MCAP were companies involved in joint ventures with us in the account acquisition business and in the provision of monitoring services. These joint ventures were accomplished through joint ownership of companies that purchased the subscriber accounts and owned our central monitoring station. The total cash consideration for the Winnetka purchase was $159,980 plus the assumption of its liabilities. The total cash consideration for the MCAP purchase was $261,020 plus the assumption of its liabilities.









                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

         The parties agreed that the Winnetka and MCAP investors would also receive options, exercisable for a period of one year to purchase shares of our common stock at $0.442 per share, the same price at which TJS purchased common stock in a contemporaneous transaction. At the time of the transaction the parties ascribed a "zero" or de minimis value to the options. The names of the parties receiving the options and the number of shares of Winnetka and MCAP stock previously owned are set forth below.

Options      Name                            Winnetka/MCAP Shares
-------      ----                            --------------------
 20,000      Bonnie Conrad                   80 Shares of Winnetka

 20,000      Anita M. Dalmar                 80 Shares of Winnetka

 50,000      Robert H. Dilworth              200 Shares of Winnetka

 25,000      Dianne Freeman                  100 Shares of Winnetka

 75,000      Phyllis V. Greinwald            300 Shares of Winnetka

 25,000      Robert Brown                    100 Shares of MCAP

  2,000      Phyllis V. Greinwald            8 Shares of MCAP

    250      Cheryl Grolle                   1 Share of MCAP

    250      Lorraine Small                  1 Share of MCAP

120,000      Inversiones Aparacio, C.A.      480 Shares of MCAP

 62,500      Inversiones Alanje, C.A.        250 Shares of MCAP

100,000      Inversiones Erlanger, C.A.      400 Shares of MCAP


         No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. All of the parties had previous business relationships with us. MCAP and Winnetka owned 24.8% and 15.2% interests, respectively, in Monitor Service Group, L.L.C., the remaining 60% of which was owned by us.

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

         On November 5, 1997, TJS Partners, L.P. exercised a warrant to purchase 15,000 shares of Convertible Preferred Stock (which is convertible to common stock, at a ratio of 1 to 100), for a total consideration of $3,750,000.

         On November 6, 1997, Irwin Jacobson exercised options to purchase 12,500 shares of common stock for a total consideration of $7,125.

         On November 6, 1997, Mark Scharmann exercised options to purchase 12,500 shares of common stock for a total consideration of $7,125.

         On November 12, 1997, TJS Partners, L.P. exercised Standby Options to purchase 8,761.55 shares of Convertible Preferred Stock for a total consideration of $563,671.

         On December 6, 1997, TJS Partners, L.P. exercised Standby Options to purchase 250 shares of Convertible Preferred Stock for a total consideration of $14,250.

         On December 7, 1997, Mark Scharmann exercised options to purchase 10,000 shares of common stock for a total consideration of $10,000.

         On December 23, 1997, TJS Partners, L.P. exercised Standby Options to purchase 100 shares of Convertible Preferred Stock for a total consideration of $10,000.

         On May 5, 1998, Mark Scharmann exercised options to purchase 10,000 shares of common stock for a total consideration of $10,000.

         On June 1, 1998, Fred Figge exercised options to purchase 12,500 shares of common stock for a total consideration of $25,000.

         On June 5, 1998. TJS Partners, L.P. exercised contingent options to purchase 225 shares of Convertible Preferred Stock for a total consideration of $35,000.

         On August 12, 1998, Stephen Rubin exercised options to purchase 40,000 shares of common stock for a total consideration of $40,000.

         On August 14, 1998, J, S & R Ltd., L.P., an Illinois limited partnership, exercised options to purchase 120,000 shares of common stock for a total consideration of $120,000. The sole general partner of J, S & R Ltd., L.P. is SAI Partners, Inc., an Illinois corporation, of which our Chairman, Ronald I. Davis, is the sole officer, director, and shareholder. James Brannen and Stephen Rubin are the limited partners of J, S & R Ltd., L.P. SAI Partners, Inc. transferred the options to J, S & R Ltd., L.P. on June 1, 1998, as a capital contribution pursuant to an Agreement of Limited Partnership.

         On August 18, 1998, TJS Partners, L.P. exercised contingent options to purchase 1,600 shares of Convertible Preferred Stock for a total consideration of $160,000.

         On November 18, 1998, Bernard R. Sered exercised options of Metro Suburban Pediatrics, S.C. to purchase 12,500 shares of common stock for a total consideration of $25,000. The stock was issued to Bernard R. Sered as successor in interest to Metro Suburban Pediatrics, S.C.

         On November 18, 1998, Samuel S. Sered exercised options to purchase 12,500 shares of common stock for a total consideration of $25,000.

         On November 23, 1998, TJS Partners, L.P. exercised contingent options to purchase 250 shares of Convertible Preferred Stock for a total consideration of $50,000.

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

Private Placement

         On December 31, 1997, we completed the sale of one million shares of our common stock. The shares were privately placed with a group of accredited investors. No underwriter or placement agent was used. We received $5,000,000 in consideration for the shares, of which we realized approximately $4,980,000 after estimated offering expenses of $20,000. A registration statement to register the shares for resale was declared effective on April 22, 1998.

USE OF PROCEEDS OF SECURITIES SOLD PURSUANT TO OUR REGISTRATION STATEMENT

         On October 20, 1997, our first Registration Statement on Form S-1 under the Securities Act was declared effective. A subsequent Registration Statement on Form S-1 (Registration # 33-49897) pursuant to Rule 429 of the Securities Act was declared effective on April 22, 1998. The Registration Statements cover 2,000,000 shares of our common stock and warrants to Purchase up to 2,000,000 shares of such common stock, to be issued by us: (i) in connection with offerings to alarm dealers under Rule 415(a)(1)(ix) of Regulation C promulgated under the Securities Act; (ii) in connection with the acquisition of other business, real or personal properties, or securities in business combination transactions in accordance with Rule 415(a)(1)(viii); and otherwise under Rule 415. The Registration Statements also cover 1,778,088 shares of common stock which may be offered for sale by certain selling stockholders ("Selling Stockholders") under Rule 415(a)(1)(i) and 415(a)(iii). The offering by us commenced on October 20, 1997 and is continuing. We will not receive any proceeds from the securities issued by us pursuant to the Strategic Partner Program. However, the exercise of the warrants will require the exercising warrantholder to pay us $6.00 per share of common stock purchased upon exercise.

         No underwriter has been engaged in connection with the offering. The aggregate offering price of the common stock and warrants registered on our behalf was $12,000,000 and the aggregate offering price of the common stock registered on behalf of the Selling Stockholders was $10,666,248. No separate offering price was assigned to the warrants.

1998 sales of registered securities were as follows:

         On May 8, 1998 we issued 54,000 shares of common stock to Fire Protection Service Corporation of Ogden, Utah, an alarm monitoring company, in partial payment for substantially all of its assets.

         On August 27, 1998, we issued 18,002 shares of common stock to Cornerstone Security, Inc. as partial payment for substantially all of its alarm monitoring assets.

         On August 27, 1998 and September 30, 1998, we issued a total of 17,006 shares of common stock to Armor Alarms, Inc. as partial payment for substantially all of its alarm monitoring assets.

         On September 3, 1998, we issued a total of 21,576 warrants expiring September 3, 2002, to purchase 21,576 shares of common stock at an exercise price of $6.00 per share, to AA Security Systems, Inc., Access Security, Inc., C & H Systems, Inc., Life Safety Design, Inc., Loveco Enterprises, Inc., MDM Electronics, Inc., and Rankin & Houser, Inc. in connection with our Strategic Partner Program.

         On October 1, 1998, we issued a total of 69,856 warrants expiring October 1, 2002, to purchase 69,856 shares of common stock at an exercise price of $6.00 per share, to ABC Alarm Security, Inc., Advanced Security Automation, Inc., Alert Security Consultants, Inc., Amsafe of Miami, Inc., Carol Electric, Inc., Catskill Mountain Security, Inc., Comsec Ventures International, Inc., F.
M. Security Systems, Inc., Bryant Faulkner d/b/a Faulker Security Services, Edward and Myrna Horgan, Illinois Alarm Service, Inc., Midwest Security Systems, Inc. Mister Security, Inc., New Age Security, Inc., On Guard, Inc., On Guard Security, Inc., Philip Brzeski d/b/a P & B Alarm, S.O.S. Security Systems, Inc., Security Services Group, Inc., Robert Koenig d/b/a Security Services, Security Tech, Inc., Star Security Systems, Inc., Universal Security, Inc.,

Laughton D. Vaughn d/b/a Vaughn Security, and Brian Prinzo d/b/a Worldwide Security, in connection with our Strategic Partner Program.

         On October 23, 1998, we issued 22,750 shares of common stock to Joseph
M. Graves and 12,250 shares of common stock to Joseph M. Graves, III, in partial payment for all of the capital stock of Alarm Central Monitoring, Inc., a Texas corporation.

         On November 13, 1998, we issued 480 shares of common stock to Loveco Enterpirses, Inc., in connection with our Strategic Partner Program.

         On December 22, 1998, we issued a total of 6,768 warrants to purchase 6,768 shares of common stock at an exercise price of $6.00 per share, to A. Alarm Company, Corp., AAA Alarms, Inc., and Everglades Advanced Security, Inc., in connection with our Strategic Partner Program.

         On December 31, 1998, we issued a total of 9,320 shares of common stock to Burglar Alarms & Security Co., Inc., London Security Systems, Inc., On Guard Security, Inc., and S.O.S. Security Systems, Inc., in connection with our Strategic Partner Program.

         If any shares were sold by the Selling Stockholders they were sold in independent transactions arranged by those Stockholders individually, and we are unable to determine the number of shares sold or the amounts realized in those sales.

         We estimate that from October 20, 1997 through December 31, 1998, we incurred a total of $232,913 in expenses in connection with the offering. Those expenses are estimated to be as follows: legal $118,734; accounting $57,500; printing $49,225 and registration fees $7,454. All of these expenses represent payments to unrelated third parties and there were no direct or indirect payments to our directors or officers or their associates, or to any party owning ten percent or more of any class of our equity securities or any of our affiliates. To date we have issued 159,908 shares of common stock and warrants to purchase 121,104 shares of common stock in connection with the offering.


         ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the fiscal years ended 1996 through 1998 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected financial data for the fiscal year ended 1994 and 1995 is derived from audited financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

(in thousands, except per share data)

                                                             Years Ended December 31,
                                                                                                      Pro Forma
                                      1994         1995         1996         1997           1998        1998(1)
                               -----------------------------------------------------------------------------------
Statement of Operations Data:
Revenues                       $     1,397    $   2,733    $   3,782     $  10,814    $   20,203   $   24,088
Operating (loss)               $      (354)   $    (389)   $    (591)    $  (2,662)   $   (3,406)  $   (3,204)
Net (loss) available to
  common stockholders          $      (457)   $    (947)   $  (1,718)    $  (4,938)   $   (6,798)  $   (6,928)
Net loss per share             $      (.13)   $    (.26)   $    (.47)    $   (1.16)   $    (1.06)  $    (1.08)
Shares used in computing net
  income per share               3,662,187    3,665,642    3,669,343     4,266,151     6,394,048    6,429,048

----------------
(1) The pro forma data for the year ended December 31, 1998 gives effect to all of the acquisitions made during fiscal 1998, as if they had occurred on January 1, 1998.


                                                       Years Ended December 31,
                                      1994           1995              1996          1997               1998
                               -----------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents      $        86      $      54          $     632      $  5,522          $  1,481
Working capital (deficit)      $      (787)     $  (2,699)         $  (4,518)     $  1,625          $ (4,450)
Total assets                   $     2,690      $   6,030          $  16,533      $ 36,009          $ 47,526
Total debt                     $     3,099      $   6,862          $  12,790      $ 22,919          $ 35,981
Total stockholders' equity
  (deficit)                    $    (1,132)     $  (2,043)         $   1,269      $  7,231          $  3,869



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

OVERVIEW

         Our revenues are derived from recurring payments for monitoring services provided to subscribers and alarm dealers pursuant to agreements. Monitoring contracts have initial terms typically ranging from one to five years usually with provisions for automatic renewal for periods of one year. Monitoring contracts entered into with alarm dealers generally permit cancellation with notice of 30-60 days before the end of the original or any renewal term.



                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data:

                                                                                               (In thousands)
                                                                         Years Ending December 31,
                                                                    1996              1997              1998
                                                             -----------       -----------       -----------
Revenue                                                      $     3,782       $    10,814       $    20,203

Operating Expenses:

          Payroll and related expense                              1,710             4,653            10,279

          General, selling & administrative                        1,394             4,257             6,433

          Amortization & depreciation                              1,269             3,704             6,289

          Deferred compensation expense                               --               862               609

Loss from Operations                                                (591)           (2,662)           (3,406)

Interest Expense                                                   1,384             1,863             2,870

Net Loss                                                          (1,718)           (4,525)           (6,276)

Dividends accrued on Preferred Stock                                   -       $       413       $       522

Net loss to common stockholders                              $    (1,718)      $    (4,938)      $    (6,798)

Net loss per share                                           $      (.47)      $     (1.16)      $     (1.06)

Total weighted average number of common shares                 3,669,343         4,266,151         6,394,048
  Outstanding


         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                                              Years Ending December 31,
                                            1996        1997        1998
                                            ----------------------------
Revenues:
     Total revenue                           100%        100%        100%

Operating Expenses:
     Payroll and related expense              45%         43%         51%
     General, selling & administrative        37%         39%         32%
     Amortization & depreciation              34%         34%         31%
     Deferred compensation expense            --           8%          3%
Loss from Operations                         (16%)       (24%)       (17%)
Interest Expense                             (37%)       (17%)       (14%)

Net Loss                                     (45%)       (41%)       (31%)


1998 COMPARED TO 1997

         REVENUE. Revenues for fiscal 1998 increased by $9,389,763, or 86.8%, to $20,203,850 from $10,814,087 for fiscal 1997. The increase in revenues is primarily related to acquisitions completed at the end of 1997 which resulted in a full year's revenue generated in 1998 as opposed to a partial year in 1997, and to acquisitions completed during 1998. The increase in revenues related to Telecommunications Associates Group, Inc. ("TAG") was approximately $3,878,000. The acquisition of TAG was completed on November 24, 1997. The increase in revenues related to the acquisition of Texas Security Central, Inc. ("TSC") and Alarm Central Monitoring, Inc. ("ACM") was approximately $2,237,000. The acquisitions of TSC and ACM were completed in June and October 1998, respectively. The acquisitions of the monitoring business of Fire Protection Services Corporation D/B/A Mountain Alarm (acquired in May, 1998), the assets of World Security Services Corp. (acquired in October, 1998) and Reliance Protective Services, Ltd. (acquired in July, 1998) increased revenue by approximately $1,040,000. The balance of the increase in revenue between the years 1998 and 1997 of approximately $1,902,000 is the result of a net increase in the number of subscriber accounts owned during the year and internally generated revenue growth related to the central stations.

         OPERATING EXPENSES. Operating expenses increased $10,134,019 or 75.2% in 1998 to $23,610,146 from $13,476,127. General, selling and administrative expenses increased to $6,433,085 from $4,257,360, an increase of $2,175,725 or 51.1%. The increase in general, selling and administrative expenses related to the acquisition of TAG was approximately $707,000. The increase in general, selling and administrative expenses related to the acquisitions of TSC and ACM was approximately $668,000. The increase in general, selling and administrative expenses related to the acquisitions of Mountain Alarm, World Security and Reliance was approximately $200,000. The increase in general, selling and administrative expenses that relates to our existing business was approximately $601,000. The remaining increase is attributable to overall growth.

         Payroll and related expenses increased by $5,626,279, or 120.9%, from $4,653,190 to $10,279,469. The increase in payroll and related expenses related to the acquisition of TAG was approximately $2,184,000. The increase in payroll and related expenses related to the acquisitions of TSC and ACM was approximately $1,055,000. The increase in payroll and related expenses related to the acquisitions of Mountain Alarm, World Security and Reliance was approximately $489,000. The remaining increase in payroll and related expenses of $1,898,000 is primarily due to our hiring four additional management personnel in the fourth quarter of 1997 and an increase in staff during the year as a result of our growth.

         Amortization and depreciation increased by $2,584,946, or 69.8%, from $3,703,543 to $6,288,489 due to an increase in the amortization of goodwill related to acquisitions and an increase in amortization of contract rights of $1,326,000.

         Deferred compensation expense decreased from $862,034 in 1997 to $609,130 in 1998. The decrease is related primarily to the decrease in the common stock value from $5.00 per share at the end of 1997 to $3.93 at the end of 1998, as this plan is a variably priced plan. Awards under this plan are approved annually by the Board of Directors. No future awards will be made under this plan for any period after December 31, 1998.

         INTEREST EXPENSE. Interest expense increased $1,006,987 from $1,862,606 in 1997 to $2,869,593 in 1998, an increase of 54.1%. This increase was caused primarily by an increase in borrowings under our credit facility with FINOVA Capital Corporation from $16,521,813 at the end of 1997 to $26,609,730 at the end of 1998. In addition, we incurred interest expense of $733,055 in 1998 compared to $585,000 in 1997 related to outstanding debt on subordinated borrowings from our principal stockholder. We had $8,500,000 of debt outstanding under those subordinated notes at the end of 1998, compared to $5,500,000 outstanding at the end of 1997.

         BUSINESS SEGMENT OPERATING RESULTS.

         The following is a discussion of our industry segment operating results. We define operating earnings as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate payroll expenses to our operating segments.

         Central Station Operations. Operating income from our central station segment increased from $816,678 to $1,684,500 or an increase of 106.2%. Revenue related to this segment increased from $6,680,882 to $14,667,212 or an increase of 119.5%. The increase in both operating income and revenue are the result of acquiring seven central station operations in 1998 and internal revenue growth from various programs of approximately 10%.

         Owned Subscriber Accounts. Operating loss related to the owned subscriber accounts segment increased from ($724,526) to ($1,074,121) or an increase of 48.3%. Revenue increased from $5,018,234 to $6,942,036 or 38.3%. Cash flow, defined as operating income plus depreciation and amortization, increased from $2,216,932 to $3,218,050 or 45.2%. The increase in the operating loss in this segment was caused by an increase in amortization and depreciation. The increase in revenue and cash flow is directly related to accounts acquired during the year.

         Corporate Expenses. Corporate expenses increased from $2,754,192 to $4,016,675 or 145.8%. The increase is due primarily to increased payroll costs related to additional executive and supervisory level personnel added in 1998. The addition of these people was required to enable us to effectively manage the growth that occurred during 1998.

1997 COMPARED TO 1996

         REVENUES. Revenues for fiscal 1997 increased by $7,031,996, or 185.9%, to $10,814,087 from $3,782,091 for fiscal 1996. The increase in revenues is primarily related to acquisitions completed at the end of 1996 which resulted in a full year's revenue generated in 1997, as opposed to a partial year in 1996, and to a lesser extent, to acquisitions completed during 1997. The increase in revenues related to acquisitions are as follows: increase related to the acquisitions of Securities Associates Command Center II, L.L.C. ("SACC") and All-Security Monitoring Services, L.L.C. ("AllSec") was approximately $2,294,000, these acquisitions were completed on September 5, 1996; increase related to the acquisition of AMJ Central Station Corporation, Inc. ("AMJ") completed in December , 1996, was approximately $2,144,000; and the acquisitions of Northern Central Station, Inc. ("NC"), completed February 1997, and Telecommunications Associates Group, Inc. ("TAG"), completed November 24, 1997, increased revenues by approximately $627,000. The balance of the increase in revenue between the years of 1997 and 1996 of approximately $1,967,000 is the result of the acquisition of subscriber accounts during the year.

         OPERATING EXPENSES. Operating expenses increased $9,102,569 or 208.1% in 1997 from $4,373,558 to $13,476,127. General, selling and administrative expenses increased from $1,394,244 to $4,257,360, an increase of $2,863,116 or 205.4%. This increase is related to the following: increase related to the acquisitions of SACC and AllSec of approximately $910,000; increase related to the acquisition of AMJ of approximately $693,000; increase related to the acquisitions of NC and TAG of approximately $130,000; increase related to the existing business of $1,130,000 (primarily due to an increase in professional fees of $284,000 related to acquisitions), an increase in bad debt expense of $504,000 related to an increase in reserves of $189,000 (net of acquisitions) and the write off of receivables associated with canceled subscriber accounts. The remaining increase of $342,000 is related to the overall growth in our existing business.

         Payroll and related expenses increased by $2,942,938, or 172.1%, from $1,710,252 to $4,653,190. This increase is related to the following: increase related to the acquisitions of SACC and AllSec of approximately $887,000; increase related to the acquisition of AMJ of approximately $996,000; increase related to the acquisitions of NC and TAG of approximately $418,000. The remaining increase in payroll and related expenses of $642,000 is primarily due to our hiring four additional management personnel and an increase in staff of five personnel during the year as a result of our growth.

         Amortization and depreciation increased by $2,434,481, or 191.8%, from $1,269,062 to $3,703,543 due to an increase in the amortization of goodwill related to acquisitions, the amortization of deferred financing costs of $598,968 and an increase in the amortization of contract rights of $1,732,884 due to the net increase in contract rights of $7,302,352.

         The deferred compensation expense of $862,034 in 1997 is related to a stock based deferred compensation plan instituted during 1997. Awards under this plan are approved annually by the Board of Directors.

         INTEREST EXPENSE. Interest expense increased $478,367 from $1,384,239 in 1996 to $1,862,606, an increase of 34.6%. This increase was caused primarily by an increase in borrowings under our credit facility with FINOVA from $7,304,000 at the end of fiscal 1996 to $16,521,813 at the end of 1997. In addition, we incurred interest expense of $585,000 in 1997 compared to $9,370 in 1996 related to outstanding debt on subordinated borrowings from our principal stockholder. We had $5,500,000 of debt outstanding under those subordinated notes at the end of 1997, compared to $500,000 outstanding at the end of 1996.

         BUSINESS SEGMENT OPERATING RESULTS.

         The following is a discussion of our industry segment operating results. We define operating earnings as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate payroll expenses to our operating segments.

         Central Station Operations. Operating income from our central station segment increased from $3,298 to $816,678 or an increase of 24,662.8%. Revenue related to this segment increased from $1,289,239 to $6,680,882 or an increase of 418.2%. The increase in both operating income and revenue are the result of merging All Security and Security Associates Command Center, which were both joint ventures that became wholly owned subsidiaries in September, 1996. Prior to that transaction, we did not have a central station operation that was controlled by us. We also acquired two additional central station operations in 1997.

         Owned Subscriber Accounts. Operating loss related to the owned subscriber accounts segment increased from income of $54,675 to a loss of ($724,526). Revenue increased from $3,114,806 to $5,018,234 or 61.1%. Cash flow increased from $1,052,865 to $2,216,932 or 110.6%. The increase in the operating loss in this segment was caused by an increase in amortization and depreciation. The increase in revenue and cash flow is directly related to accounts acquired during the year.

         Corporate Expenses. Corporate expenses increased from $649,440 to $2,754,192 or 324.1%. The increase is due primarily to increased payroll costs related to additional executives and supervisory level personnel added in 1997. The addition of these people was required to enable to effectively manage the growth that occurred during 1997. We also instituted a deferred compensation plan in 1997. This resulted in an expense of $862,034 in 1997. Increased costs related to occupancy, insurance, professional fees and marketing also occurred during 1997 as a result of the acquisitions and the dramatic growth of Security Associates during 1997.

CAPITAL EXPENDITURES

         We made capital expenditures during 1998 and 1997 totaling $1,752,860 and $311,612, respectively. In 1998, $1,130,000 of the expenditures relates to the installation of new financial and operating systems. The remaining expenditures in both years relate primarily to new phone systems in the central stations and the purchase of computer equipment.

LIQUIDITY AND CAPITAL RESOURCES

         General. Since January 1994, we have financed our operations and growth from a combination of internally generated cash flow, borrowings under our credit facilities and sales of stock. Our principal uses of cash are the acquisition of central monitoring stations and acquisition of subscriber account portfolios. We intend to continue to pursue growth through the acquisition of additional central monitoring stations. However, there can be no assurance that external funding will be available to us in the future.

         1998 Compared to 1997

         During the year ended December 31, 1998, contract rights to monitor security systems, net of accumulated amortization, increased $1,344,336 to $15,252,814 due to a net increase of 3,883 subscriber accounts. During the same period goodwill, net of accumulated amortization, increased from $11,933,074 to $23,123,820 due to the acquisition of seven central stations during the year. Cash expenditures for acquisitions were $12,431,112 in 1998. Cash paid for 7,032 subscriber accounts was $3,897,659 in 1998.

          Current liabilities increased during the year ended December 31, 1998 compared to 1997 from $6,756,199 to $9,850,442. Unearned revenue increased by $662,402 due to acquisitions and our overall growth. Accrued liabilities increased by $1,316,541 primarily due to an increase in accrued interest and dividends due to TJS Partners, L.P. and our overall growth. Current maturities increased by $1,276,585 during the year. Senior debt borrowings increased by approximately $10,088,000 and subordinated borrowing increased by $3,000,000. Net capital of $2,048,351 was raised during the year through warrant and option exercises for the purchase of Common and Preferred Stock. These proceeds were used to fund central station acquisitions and the acquisition of subscriber accounts from alarm dealers, the purchase of fixed assets and for general corporate purposes.

         1997 Compared to 1996

         During the year ended December 31, 1997, contract rights to monitor security systems, net of accumulated amortization increased $7,302,352 to $13,908,478 due to the acquisition of over 12,000 subscriber accounts. During the same period goodwill, net of accumulated amortization, increased from $6,666,373 to $11,933,074 due to the acquisitions of NC and TAG.

         Current liabilities increased during the year ended December 31, 1997 compared to 1996 from $6,744,911 to $6,756,199. This change was caused primarily by the payment of a note related to the acquisition of AMJ in January 1997 of $3,721,131 and a note paid to a related party of $136,000, offset by increases in accrued liabilities, unearned revenue and current maturities of debt. The major increases in accrued liabilities are related to accrued dividends on Preferred Stock of $412,998, an increase in accrued interest of $691,925 and an accrual for loss reserves of $229,812. Unearned revenue increased due to the acquisition of TAG and our overall growth. The increase in current maturities is related to holdback notes maturing in 1998, senior debt borrowings increased by $8,502,465 and subordinated borrowing increased by $5,000,000. The proceeds of our borrowings were used primarily to fund the TAG acquisition and the acquisition of subscriber accounts from alarm dealers.

         Net capital of $9,987,836 was raised during 1997 through warrant and option exercises for the purchase of Common and Preferred Stock ($5,030,836) and the sale of common stock through a private placement ($4,980,000, net of expenses). This capital was used to fund the purchase of TAG $4,800,000, for the purchase of fixed assets and for general corporate purposes. We had $5,521,633 in cash on hand at year end 1997, which was used to fund acquisitions of central stations, subscriber accounts, loans to alarm dealers (secured by subscriber accounts) and general corporate purposes.

           TJS Partners L.P.'s Investment.

         During 1998, TJS exercised options to purchase 2,075 shares of Convertible Preferred Stock for the total consideration of $245,000, increased the amount of Redeemable Preferred Stock it owned with an investment of $1,558,350 and increased the amount of subordinated debt extended to us by $3,000,000. As of December 31, 1998 a total of $8.5 million was outstanding under our subordinated loan facilities with TJS.

         Loan Agreement with FINOVA Capital Corporation.

         On December 31, 1996, we entered into a loan agreement with FINOVA. The maximum amount available under the FINOVA loan agreement was originally $15 million. On December 2, 1997, our loan agreement with FINOVA was amended. Under the amended loan agreement, our credit facility was increased to $30 million. Our loan agreement with FINOVA matures on December 31, 2002, subject to earlier termination.

         The interest rate on borrowings under the FINOVA loan agreement are the base rate in effect from time to time plus the applicable margin. At December 31, 1998, the applicable margin was 2% and the interest rate was 9.75%. We paid a loan fee of $262,500 on the original closing in December 1996, and an additional $222,000 on the effective date of the increase in December 1997, and are obligated to pay a commitment fee of .5% on the unused portion of the facility.

         The loan agreement with FINOVA contains customary covenants. The most important covenants can be summarized as follows: until all obligations under the FINOVA loan agreement are paid or performed in full, neither we nor our covered subsidiaries may, except as specifically permitted: (i) incur indebtedness; (ii) encumber our properties; (iii) merge with or acquire other companies; (iv) incur contingent liabilities; (v) make distributions on or redeem equity securities; (vi) prepay debt; (vii) enter into operating leases (in excess of scheduled amounts); (viii) make investments in or loans to other companies; (ix) make fundamental changes in our businesses; (x) change the locations of our facilities; (xi) dispose of assets; (xii) amend our organizational documents; (xiii) issue additional membership interests in certain subsidiaries; (xiv) enter into contracts with affiliates; (xv) permit the occurrence of any violations of ERISA; or (xvi) pay management compensation in excess of permitted amounts; (xvii) not allow the ratio of total debt to operating cash flow (as defined) to exceed 5.00; (xviii) not allow the total debt to exceed 12 times RMR for subscriber accounts we monitor for alarm dealers plus 22 times RMR for subscriber accounts we own. We are also required to make mandatory prepayments from excess cash flow as defined in the loan agreement with FINOVA. We are in compliance with, or have obtained waivers from FINOVA for, the covenants stated above.

YEAR 2000 ISSUE

         Overview

         We are continuing our formal program to address the effect of the Year 2000 issue on our information systems and operations. The Year 2000 issue arises because many computer programs were originally designed with abbreviated dates that eliminate the first two digits of any given year, assuming that such digits are always "19". As a result, on January 1, 2000, non-Year 2000 compliant computer programs may incorrectly recognize the date as January 1, 1900. This would result in incorrect results from calculations and processes using these dates, and in some cases computer systems and applications may cease processing completely. This effect will also be seen before

January 1, 2000 if noncompliant software is processing calculations using dates after December 31, 1999.

         In order to address this problem we have established a formal written Year 2000 compliance program to investigate and correct Year 2000 problems in our primary computer systems. All departments in our company and our subsidiaries are participating in this formal program, using a standardized methodology.

         Current Initiatives

         We have installed a new financial system and are in the process of upgrading our central station monitoring systems. The purpose of these upgrades is to allow for efficient financial management and to provide a standard platform for all central stations and allow all of the central stations to be linked electronically. In addition to verifying our internal compliance, we are formally surveying outside vendors whose systems pose a significant Year 2000 risk. These companies include the principal telephone companies serving our stations, central station software vendors, telephone hardware and software vendors, financial institutions and payroll companies. Vendors with material Year 2000 compliance issues will be replaced.

         Progress To Date

         We completed the installation of a new financial system in February, 1999 and plan to complete our central station system upgrade by the third quarter of 1999. These upgrades will also ensure that all computer systems are ready to process the Year 2000 date change without disruption. We are confident that most of our systems already satisfy Year 2000 requirements and expect that all internal systems will be in full compliance by the third quarter of 1999. We have sent surveys to all of our principal vendors and are in the process of reviewing the responses we have received to date. The target date for completing the vendor reviews is June 30, 1999.

         Estimated Costs

         The total cost of these upgrades are expected to be approximately $2,000,000, of which approximately $1,200,000 has been expended through February, 1999. Our Board of Directors has approved the necessary capital expenditures to complete the program.

         Reasonable Worst Case Scenario

         We have assessed our business exposures that would result from the failure of our Year 2000 program, as well as those of our suppliers and customers. Such failures would result in business consequences that could include the failure to receive alarm signals and render the necessary service to our customers, lost revenue, harm to our reputation, legal and regulatory exposures, and the failure of management controls. Although we believe that our internal systems are Year 2000 compliant, there can be no assurance that the Year 2000 problem will not have a material adverse affect on our business, financial condition and results of operations.

         Contingency Plans

         We are in the process of establishing a contingency plan to mitigate the Year 2000 problem. This plan includes full redundancy of all central station operating systems, so that in the event one central station cannot receive signals due to power failure, the signals can be monitored by another central station providing that the national telecommunications network remains functional. If the local electrical systems were to fail, all of our central stations are equipped with backup generators which would enable us to continue to monitor at each location for an extended period of time. As our industry is heavily dependent on the telecommunications providers, we would not be able to operate if the telecommunications systems on which we depend fail. We are investigating contracting with backup telecommunications providers to minimize the impact of our primary carrier failing.













                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate risk or for any other purpose.

         We incur debt from three sources: dealers from whom we acquire subscriber accounts, senior debt from FINOVA and fixed rate subordinated debt from TJS. Debt owed to dealers is in the form of a "holdback note" which guarantees the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 2.5% of our total debt. We have $8,500,000 in subordinated debt due to TJS which is at a fixed rate of 12% and matures in January, 2003. We have $26,609,730 in senior debt due to FINOVA at an interest rate of prime plus 2%. The prime rate applicable to this debt was 7.75% at December 31, 1998. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

         Interest Rate Risk - The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.



------------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                            Maturity  Date
------------------------------------------------------------------------------------------------------------------------
                               1999         2000        2001        2002        2003          Total           Fair Value
------------------------------------------------------------------------------------------------------------------------
Fixed Rate Debt                                                               $  8.500      $    8.500        $    8.500
------------------------------------------------------------------------------------------------------------------------
Average Interest Rate                                                             12.0%           12.0%
------------------------------------------------------------------------------------------------------------------------
Variable Rate Debt            $  1.330    $ 3.459     $  4.790    $  17.030                 $   26.610        $   26.610
------------------------------------------------------------------------------------------------------------------------
Average Interest Rate             9.75%      9.75%        9.75%        9.75%                      9.75%
------------------------------------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 1997 and 1998                             F-3
    Consolidated Statements of Operations for the Years Ended December 31, 1996,
       1997 and 1998                                                                         F-5
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
       1996, 1997 and 1998                                                                   F-6
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
       1997 and 1998                                                                         F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Security Associates International, Inc.:



We have audited the accompanying consolidated balance sheets of SECURITY ASSOCIATES INTERNATIONAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Associates International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 (a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 1999

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                                   DECEMBER 31
                                                          -----------------------------
                       ASSETS                                  1997              1998
----------------------------------------------------      ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                             $ 5,521,633      $ 1,480,869
    Accounts receivable, net                                2,626,717        3,633,352
    Receivable from stockholder                                50,000               --
    Other current assets                                      182,671          286,033
                     Total current assets                 -----------       ----------
                                                            8,381,021        5,400,254
                                                          -----------      -----------
FURNITURE AND EQUIPMENT, net                                  855,631        2,974,346
                                                          -----------      -----------
OTHER ASSETS:
    Contract rights to monitor security systems, net       13,908,478       15,252,814
    Goodwill, net                                          11,933,074       23,123,820
    Other assets, net                                         930,499          774,516
                     Total other assets                   -----------      -----------
                     Total assets                          26,772,051       39,151,150
                                                          -----------      -----------
                                                          $36,008,703      $47,525,750
                                                          ===========      ===========

                                                                                               DECEMBER 31
                                                                                               -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                               1997               1998
                     ------------------------------------                               ----               ----
CURRENT LIABILITIES:
    Accounts payable                                                                $    676,162       $    514,877
    Current maturities of long-term notes payable                                        897,453          2,174,038
    Accrued expenses                                                                   2,135,658          3,452,199
    Unearned revenues                                                                  3,046,926          3,709,328
                                                                                    ------------       ------------
                     Total current liabilities                                         6,756,199          9,850,442

NOTES PAYABLE, net of current maturities                                              16,521,813         25,306,462

NOTES PAYABLE, related party                                                           5,500,000          8,500,000
                     Total liabilities                                              ------------       ------------
                                                                                      28,778,012         43,656,904
                                                                                    ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT):
    Convertible preferred stock, $10.00 par value; 64,585 and 66,660 shares outstanding on December 31, 1997 and 1998, respectively (liquidation value of $16,146,138 and $16,665,000 at December 1997 and 1998,
       respectively)                                                                     645,846            666,596
    12% redeemable/convertible preferred stock, $10.00 par value; 344,165 and
       500,000 shares outstanding on December 31, 1997 and 1998,
       respectively                                                                    3,441,650          5,000,000
    Common stock, $.001 par value; 50,000,000 shares authorized; 6,272,295 and
       6,771,807 shares outstanding on December 31, 1997 and 1998,
       respectively                                                                        6,272              6,771
    Warrants, net                                                                             --             60,748
    Additional paid-in capital                                                        14,564,311         16,360,092
    Accumulated deficit                                                              (11,427,388)       (18,225,361)
                                                                                    ------------       ------------
                     Total stockholders' equity                                        7,230,691          3,868,846
                                                                                    ------------       ------------
                     Total liabilities and stockholders' equity                     $ 36,008,703       $ 47,525,750
                                                                                    ============       ============



         The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                                            ------------------------------------------
                                                                            1996               1997               1998
                                                                            ----               ----               ----
REVENUES:
    Monitoring fees                                                     $  3,652,892       $ 10,711,935       $ 20,080,166
    Membership fees and other                                                129,199            102,152            123,684
                                                                        ------------       ------------       ------------
                     Total revenues                                        3,782,091         10,814,087         20,203,850
                                                                        ------------       ------------       ------------

OPERATING EXPENSES:
    Payroll and related expense                                            1,710,252          4,653,190         10,279,469
    General, selling and administrative                                    1,394,244          4,257,360          6,433,085
    Amortization and depreciation                                          1,269,062          3,703,543          6,288,489
    Deferred compensation expense                                                 --            862,034            609,103
                                                                        ------------       ------------       ------------
                     Total operating expenses                              4,373,558         13,476,127         23,610,146
                                                                        ------------       ------------       ------------
                     Loss from operations                                   (591,467)        (2,662,040)        (3,406,296)


INTEREST EXPENSE                                                           1,384,239          1,862,606          2,869,593
                                                                        ------------       ------------       ------------
                     Loss before income in equity of joint venture
                        and income taxes                                  (1,975,706)        (4,524,646)        (6,275,889)

INCOME IN EQUITY OF JOINT VENTURE                                            257,447                 --                 --
                                                                        ------------       ------------       ------------
                     Loss before income taxes                             (1,718,259)        (4,524,646)        (6,275,889)

PROVISION FOR INCOME TAXES                                                        --                 --                 --
                                                                        ------------       ------------       ------------
                     Net loss                                             (1,718,259)        (4,524,646)        (6,275,889)

DIVIDENDS ACCRUED ON PREFERRED STOCK                                              --            412,997            522,084
                     Net loss available to common stockholders          ------------       ------------       ------------
                                                                        $ (1,718,259)      $ (4,937,643)      $ (6,797,973)
                                                                        ============       ============       ============
NET LOSS PER SHARE                                                      $       (.47)      $      (1.16)      $      (1.06)
                                                                        ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       3,669,343          4,266,151          6,394,048
                                                                        ============       ============       ============


         The accompanying notes to the consolidated financial statements are an integral part of these statements

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        CONVERTIBLE                12% REDEEMABLE
                                         COMMON STOCK                 PREFERRED STOCK              PREFERRED STOCK
                                      --------------------          --------------------         ----------------------
                                      SHARES        AMOUNT          SHARES        AMOUNT         SHARES        AMOUNT
                                      ------        ------          ------        ------         ------        ------
BALANCE, December 31, 1995         3,668,087     $    3,668             --     $       --     $       --     $       --
                                   ---------     ----------         ------     ----------     ----------     ----------
    Issuance of preferred stock           --             --         35,478        354,780        344,165      3,441,650
    Issuance of common stock           9,200              9             --             --             --             --
       for services
    Issuance of common stock          22,088             22             --             --             --             --
    Net loss                              --             --             --             --             --             --
                                   ---------     ----------         ------     ----------     ----------     ----------
BALANCE, December 31, 1996         3,699,375          3,699         35,478        354,780        344,165      3,441,650
    Issuance of preferred stock           --             --         29,107        291,066             --             --
    Issuance of common stock
       related to deferred           162,265            162             --             --             --             --
       compensation plan
    Issuance of common stock       2,410,655          2,411             --             --             --             --
    Accrued dividends                     --             --             --             --             --             --
    Net loss                              --             --             --             --             --             --
                                   ---------     ----------         ------     ----------     ----------     ----------
BALANCE, December 31, 1997         6,272,295          6,272         64,585        645,846        344,165      3,441,650
    Issuance of preferred stock           --             --          2,075         20,750        155,835      1,558,350
    Issuance of common stock
       related to deferred           154,693            154             --             --             --             --
       compensation plan
    Issuance of common stock         344,819            345             --             --             --             --
    Warrants                              --             --             --             --             --             --
    Accrued dividends                     --             --             --             --             --             --
    Net loss                              --             --             --             --             --             --
                                   ---------     ----------         ------     ----------     ----------     ----------
BALANCE, December 31, 1998         6,771,807     $    6,771         66,660     $  666,596        500,000     $5,000,000
                                   =========     ==========         ======     ==========     ==========     ==========

                                                ADDITIONAL                           TOTAL
                                                  PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                   WARRANTS       CAPITAL          DEFICIT           EQUITY
                                   --------       -------          -------           ------
BALANCE, December 31, 1995                --   $  2,724,761    $ (4,771,486)    $(2,043,057)
                                  ----------   ------------    ------------     -----------
    Issuance of preferred stock           --      1,216,160              --       5,012,590
    Issuance of common stock              --          4,591              --           4,600
       for services
    Issuance of common stock              --         12,568              --          12,590
    Net loss                              --             --      (1,718,259)     (1,718,259)
                                  ----------   ------------    ------------     -----------
BALANCE, December 31, 1996                --      3,958,080      (6,489,745)      1,268,464
    Issuance of preferred stock           --      4,267,793              --       4,558,859
    Issuance of common stock
       related to deferred                --        861,872              --         862,034
       compensation plan
    Issuance of common stock              --      5,476,566              --       5,478,977
    Accrued dividends                     --             --        (412,997)       (412,997)
    Net loss                              --             --      (4,524,646)     (4,524,646)
                                  ----------   ------------    ------------     -----------
BALANCE, December 31, 1997                --     14,564,311     (11,427,388)      7,230,691
    Issuance of preferred stock           --        224,250              --       1,803,350
    Issuance of common stock
       related to deferred                --        608,949              --         609,103
       compensation plan
    Issuance of common stock              --        962,582              --         962,927
    Warrants                          60,748             --              --          60,748
    Accrued dividends                     --             --        (522,084)       (522,084)
    Net loss                              --             --      (6,275,889)     (6,275,889)
                                  ----------   ------------    ------------     -----------
BALANCE, December 31, 1998        $   60,748   $ 16,360,092    $(18,225,361)    $ 3,868,846
                                  ==========   ============    ============     ===========



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                              ------------------------------------
                                                                              1996            1997            1998
                                                                              ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (1,718,259)   $ (4,524,646)   $ (6,275,889)
    Adjustments to reconcile net loss to net cash (used for) provided by operating activities-
           Income in equity of joint venture                                 (257,447)             --              --
           Issuance of common stock for services                                4,600              --          16,502
           Amortization and depreciation                                    1,269,062       3,703,543       6,288,489
           Deferred compensation expense                                           --         862,034         609,103
           Warrants and stock issued under dealer stock incentive plan             --              --          70,402

           Changes in assets and liabilities-
              Accounts receivable, net                                        136,036      (1,047,691)       (304,071)
              Other current assets                                           (126,992)         46,147          97,990
              Other long-term assets                                               --         (63,598)        (22,952)
              Accounts payable                                                 41,334         (36,503)       (235,706)
              Accrued expenses                                               (195,110)      1,481,086         174,850
              Unearned revenue                                                425,148         279,937         (55,703)
                                                                         ------------    ------------    ------------
                     Net cash (used for) provided by operating
                        activities                                           (421,628)        700,309         363,015
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of contract rights to monitor security systems, net           (1,855,953)     (8,056,738)     (3,897,659)
    Purchase of fixed assets                                                  (54,052)       (311,612)     (1,752,860)
    Cash paid for acquisition, net                                         (1,794,021)     (5,818,484)    (12,431,112)
                                                                         ------------    ------------    ------------
                     Net cash used for investing activities                (3,704,026)    (14,186,834)    (18,081,631)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of capital stock                                 5,000,000       9,987,836       2,048,351
    Dividends accrued on preferred stock                                           --        (412,997)       (522,084)
    Deferred financing costs                                                 (596,879)       (385,400)             --
    Proceeds from stockholders receivable                                          --          25,180          50,000
    Repayment of notes payable to related parties                             (98,742)       (136,000)             --
    Proceeds from notes payable to related parties                            500,000       5,000,000       3,000,000
    Repayment of notes payable                                             (7,404,188)     (4,358,280)       (578,588)
    Proceeds from notes payable                                             7,304,000       8,655,464       9,680,173
                                                                         ------------    ------------    ------------
                     Net cash provided by financing activities              4,704,191      18,375,803      13,677,852
                                                                         ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                                   578,537       4,889,278      (4,040,764)
CASH AND CASH EQUIVALENTS, beginning of year                                   53,818         632,355       5,521,633
                                                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                   $    632,355    $  5,521,633    $  1,480,869
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

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998


1.    DESCRIPTION OF THE BUSINESS

      COMPANY BACKGROUND

      Security Associates International, Inc. and Subsidiaries (the "Company") is composed of Security Associates International, Inc. ("SAI") and its subsidiaries, AMJ Central Station Corporation, a Delaware corporation ("AMJ"), Alarm Funding Corporation, a Delaware corporation ("AFC"), Telecommunications Associates Group, Inc., an Ohio corporation ("TAG") and Texas Security Central ("TSC").

      The Company was organized for the primary purpose of providing monitoring services to independent alarm dealers on a subcontract basis and acquiring service contracts for remote electronic monitoring of security systems in businesses and homes throughout the United States. Revenues are composed primarily of fees for monitoring services.

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

      ACCOUNTS RECEIVABLE

      The Company grants unsecured trade credit to customers in the normal course of business. Receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $495,000 and $737,000 as of December 31, 1997 and 1998, respectively.

      CONTRACT RIGHTS TO MONITOR SECURITY SYSTEMS

      The Company actively pursues the acquisition of contract rights to monitor security systems. These contract rights are recorded at the Company's purchase price. Amortization is calculated on a straight-line basis over an estimated useful life of ten years. When accounts are canceled and not replaced under a guarantee, the net book value of the canceled account is written off. The Company regularly reviews the attrition rates of account purchases to evaluate the realizability of the unamortized contract rights. If any account purchase experiences extraordinary cancellations, the amortization period is reduced and losses, if any, are accrued. Contract rights to monitor security systems in the accompanying consolidated balance sheets are net of accumulated amortization of approximately $2,329,000 and $3,925,186 as of December 31, 1997 and 1998,
      respectively.

      GOODWILL

      Goodwill is recorded as the cost of purchased businesses in excess of the fair value of the net assets acquired and is amortized on a straight-line basis over a period of three to fifteen years. The Company regularly reviews the performance of acquired businesses to evaluate the realizability of the underlying goodwill. Goodwill in the accompanying consolidated balance sheets is net of accumulated amortization of approximately $954,000 and $2,724,000 as of December 31, 1997 and 1998, respectively.

      OTHER LONG-TERM ASSETS

      Other long-term assets consist primarily of deferred financing costs. The deferred financing costs are being amortized over the life of the related loan. Other long-term assets in the accompanying consolidated balance sheets are net of accumulated amortization of approximately $124,000 and $301,000 as of December 31, 1997 and 1998, respectively.

      FURNITURE AND EQUIPMENT

      Furniture and equipment are stated at cost. Depreciation is calculated using straight-line methods for both financial statement and income tax purposes over an estimated useful life of three to seven years.

      The following is a summary of furniture and equipment by major class of assets:

                                        DECEMBER 31
                                 -----------------------
                                     1997         1998
                                 ----------   ----------
Equipment                        $1,256,776   $3,388,570
Automobiles/trucks                   20,188       20,188
Leasehold improvements               57,861      121,054
Work in process                          --      113,202
                                 ----------   ----------
                                  1,334,825    3,643,014

Less- Accumulated depreciation      479,194      668,668
                                 ----------   ----------
                                 $  855,631   $2,974,346
                                 ==========   ==========

      RENT EXPENSE


      The Company leases its office building and the facilities from which their central stations operate for various periods and amounts through the year 2004. Rent expense was approximately $206,000, $511,000 and $830,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

      Future minimum lease payments are as follows:


As of December 31-
    1999                               $816,200
    2000                                723,200
    2001                                628,900
    2002                                617,500
    2003 and thereafter                 448,100
                                       ========

      ACCRUED EXPENSES


      Accrued expenses are composed of the following:

                                              DECEMBER 31
                                       -----------------------
                                           1997         1998
                                       ----------   ----------
Accrued interest                       $  806,758   $1,569,920
Accrued dividends                         412,997      935,081
Accrued payroll and vacation              324,526      377,840
Accrual for loss contracts                229,812           --
Accrued telephone                              --      104,900
Other                                     361,565      464,458
                                       ----------   ----------
                                       $2,135,658   $3,452,199
                                       ==========   ==========


      PREFERRED STOCK


      Of the total shares of preferred stock issued and outstanding as of December 31, 1998, 500,000 shares are 12% Redeemable Preferred Stock, $10 par and liquidation value with dividends deferred. In the event that the Company raises $20,000,000 in new equity, all dividends that have not been paid must be paid. If the Company raises $30,000,000 in new equity, the Company will have the right to redeem the 12% Redeemable Preferred Stock for its liquidation value plus unpaid dividends. If the Company does not redeem the 12% Redeemable Preferred Stock at that time, the dividend rate will increase to 18% and the stockholder will have the right to convert this preferred stock into common stock at a conversion price equal to 80% of the market price of the common stock at the date of conversion. The remaining 66,660 shares of preferred stock issued and outstanding are Convertible Preferred Stock with a $250 liquidation preference. Each share of Convertible Preferred Stock is convertible into 100 shares of common stock of the Company.

      INCOME TAXES


      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). As of December 31, 1997 and 1998, the Company had net operating loss carryforwards of approximately $11.1 million and $17.0 million, respectively. The tax net operating losses begin to expire in 2005. As of December 31, 1997 and 1998, no tax benefit has been recognized for these loss carryforwards.

      The components of the Company's deferred tax assets at December 31, are as follows:

                                            1997           1998
                                            ----           ----
Net operating loss carryforwards       $ 4,273,500    $ 6,634,000
Temporary timing differences               312,250        360,000
                                       ---------      -----------
           Total deferred tax assets     4,585,750      6,994,000

Valuation allowance                     (4,585,750)    (6,994,000)
                                       -----------    -----------
           Net deferred tax assets     $        --    $        --
                                       ===========    ===========


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

      STATEMENT OF CASH FLOWS


      The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental cash flow information includes the following:

                                                                      DECEMBER 31
                                                          -----------------------------------
                                                            1996         1997         1998
                                                          -----------------------------------
Supplemental schedule of cash flow information-
       Cash paid during the year for interest            $1,493,761   $1,141,493   $2,177,909
Supplemental schedule of noncash activities-
       Issuance of stock for subscription receivable
          paid in January, 1997 and 1998                     25,180       50,000           --
       Issuance of stock for central station and
          contract rights acquisitions                           --           --      691,770

       Issuance of note payable for acquisition           3,721,131           --           --
       Purchase of contract rights reduced by unearned
          revenue acquired                                       --      580,616      397,544
       Holdback notes reduced due to account attrition
                                                            245,000      476,492      505,518
       Purchase of contract rights with notes               636,900    1,021,813      863,921
                                                         ==========   ==========   ==========

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of the Company's long-term debt, which approximates the carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.


3.    ACQUISITIONS


      In 1998, the Company acquired seven central monitoring stations located in the U.S. All of these acquisitions were accounted for under the purchase method of accounting. The Company acquired these companies with $12,431,113 in cash plus 89,000 shares of the Company's common stock with a fair market value of $510,062 at the time of the acquisition. Total goodwill of $12,567,650 was recorded and is being amortized over a 3-15 year period. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

      During November 1997, SAI purchased the stock of a central station. The acquisition was accounted for under the purchase method of accounting. The purchase price was $5,000,000 in cash. Goodwill of approximately $5,088,000 was recorded as a result of this transaction and is being amortized over 15 years.

      In 1996, the Company purchased one central station and bought its partner in a joint venture. The acquisitions were accounted for under the purchase method of accounting. The total purchase price for these acquisitions was $1,800,000 cash and a note payable of $3,721,131. Goodwill of approximately $5,200,000 was recorded and is being amortized over 15 years.

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of 1996, 1997 and 1998, after giving effect to certain adjustments, including amortization of intangible assets and increased interest expense on the acquisition debt (in 000's):

                                                     1996           1997           1998
                                                     ----           ----           ----
Monitoring fees and other revenues              $    10,956    $    21,130    $    24,088
General, selling and administrative expenses          9,154         18,017         19,313
Payroll expense paid to terminated employees             --            578          1,219
Amortization and depreciation                         2,299          5,419          6,760
                                                -----------    -----------    -----------
                     Loss from operations              (497)        (2,884)        (3,204)
Interest expense                                      1,485          2,955          3,202
                                                -----------    -----------    -----------
                     Loss before income taxes        (1,982)        (5,839)        (6,406)
Income tax expense                                       --             --             --
                                                -----------    -----------    -----------
                     Net loss                        (1,982)        (5,839)        (6,406)

Dividends accrued on preferred stock                    413            413            522
                                                -----------    -----------    -----------
Net loss available to common stockholders       $    (2,395)   $    (6,252)   $    (6,928)
                                                ===========    ===========    ===========
Net loss per share                              $      (.65)   $     (1.45)   $     (1.08)

Weighted average shares outstanding               3,669,343      4,301,151      6,429,048
                                                ===========    ===========    ===========


      The Pro Forma Statement of Income does not purport to represent what the Company's results of operations would actually have been had the acquisition been in effect for the periods presented, or to predict the Company's results of operations for any future period.

4.    LONG-TERM NOTES PAYABLE


      As of December 31, 1997 and 1998, the Company had borrowings of $5,000,000 and $8,000,000, respectively, outstanding under its Subordinated Loan Agreement with its major stockholder. Interest is charged on outstanding balances at 12% per year. Accrued interest thereon is payable semiannually, subordinate to the senior debt, and all outstanding borrowings are payable at the earlier of January 2, 2003, or when the Company raises $30,000,000 in new equity.

      In the normal course of purchasing contract rights to monitor security systems, the Company pays cash and issues notes payable to Alarm Dealers. These notes generally represent 10%-20% of the purchase price and serve as a guarantee against account attrition during the term of the note. Notes Payable to Alarm Dealers generally are non-interest bearing.

      In November, 1997, the Company's major stockholder entered into a subordinated debt agreement whereby a subsidiary may borrow up to $1,500,000. As of December 31, 1997, this company had borrowings of $500,000 outstanding under this subordinated debt agreement. The loan bears interest at 12% per year and is payable on January 2, 2003.

      On December 2, 1997, the Company amended its Loan Agreement with Finova Capital Corporation ("Finova") to increase the borrowing limit of the debt facility to $30,000,000. Under the agreement, proceeds are to be used for account acquisitions, acquisition of third-party monitoring stations and transaction costs. This loan agreement contains certain financial covenants, including among others, a minimum cash flow coverage (as defined in the agreement). The Company is in compliance with or has obtained waivers for all covenants of the Loan Agreement. The loan is secured by virtually all the assets of the Company. Interest is charged on outstanding advances at Citicorp's Base rate plus 2% per year (9.75% at December 31, 1998) and is payable monthly. A fee of 1/2% per year is payable on the unused balance of the facility. The principal balance is repayable as follows:

                   2.5% per quarter, beginning July, 1999
                   4.0% per quarter, beginning January, 2000
                   5.0% per quarter, beginning January, 2001
                   5.5% per quarter, beginning January, 2002,
                      balance due December 31, 2002

      Long-term debt consists of the following notes payable:

                                                                    DECEMBER 31
                                                            ------------------------------
                                                                1997              1998
                                                            ------------      ------------
Note payable to Finova                                       $16,359,731       $26,609,730
Notes payable to Alarm Dealers                                 1,006,992           786,806
Other                                                             52,543            83,964
                                                            ------------      ------------
                 Total long-term debt                         17,419,266        27,480,500


Current maturities                                              (897,453)       (2,174,038)
                                                            ------------      ------------
                                                             $16,521,813       $25,306,462
                                                            ============      ============

Notes payable to stockholder                                $  5,500,000      $  8,500,000
                                                            ============      ============

Future maturities of long-term debt are as follows:

As of December 31-
    1999                              $  2,174,038
    2000                                 3,486,484
    2001                                 4,789,751
    2002                                17,030,227
                                       -----------
                                       $27,480,500
                                       ===========


5.    DEFERRED COMPENSATION PLAN


      In April, 1997, the Company adopted an executive deferred compensation plan. Under this plan, common stock is credited to each participant's account and is earned based on performance as determined by the Board of Directors. The Board of Directors awarded 154,693 and 162,265 shares on December 31, 1998 and 1997, respectively. The plan was effectively terminated on December 31, 1998. The total shares awarded are 316,958 as of December 31, 1998. These shares are considered to be outstanding but not issued. During 1998, the Company recorded deferred compensation expense of $609,000 and $862,034 in 1998 and 1997, respectively, for shares awarded under these plans.

6.    EMPLOYEE BENEFIT PLAN


      In April, 1997, the Company adopted a 401(k) plan. Effective June 1, 1997, employees were enrolled subject to the eligibility requirements of the plan. The Company matches participant contributions up to 25% of the first 4% of each participant's compensation that is contributed to the plan. Company contributions to the plan in 1998 were approximately $24,200.

7.    STOCK OPTIONS AND WARRANTS


      At the discretion of management and approval by the Board of Directors, the Company may grant options and warrants to purchase shares of the Company's common stock and convertible preferred stock to certain individuals. The exercise price may not be less than fair market value of the common stock at the date of grant. Management and the Board of Directors determine vesting periods and expiration dates at the time of grant.

      The Company applies APB Opinion No. 25 in accounting for options and warrants issued to employees and directors. Accordingly, no compensation cost has been recognized for stock options and warrants granted to those individuals.

      Had compensation costs for the stock options and warrants issued to directors and employees been determined based on the fair value at their grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                DECEMBER 31
                                              --------------------------------------------
                                                 1996            1997             1998
                                              -----------     -----------      -----------
Net loss-
    As reported                               $(1,718,259)    $(4,524,646)     $(6,275,889)
    Pro forma                                  (1,796,189)     (4,670,146)      (6,363,889)
Primary loss per share-
    As reported                                  (.47)           (1.16)           (1.06)
    Pro forma                                    (.48)           (1.19)           (1.07)
                                              ===========     ===========      ===========

      Because the method of accounting prescribed in SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The company also issues warrants and stock to dealers under its dealer incentive program. The stock and warrants issued under this program vest 25% upon issuance and 25% on each of the first three anniversary dates after issuance. The number of shares and warrants issued under this program during 1998 were 9,800 and 121,104 respectively. The amount charged to expense related to stock and warrants issued under this program was $70,402 during the year. The share value was determined based on the market price of the company's stock on the date of issuance. The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; risk-free interest rates between 4.53% and 6.17%; zero dividend yield; expected lives through the expiration dates; and volatility between 42.30% and 135.46%.
                                      F-16

      The following summarizes the stock options and warrants for common stock as of December 31, 1996, 1997 and 1998, and the changes during the years then ending:

                                       1996                      1997                       1998
                               -------------------      ----------------------      ----------------------
                                           WEIGHTED                   WEIGHTED                     WEIGHTED
                                           AVERAGE                    AVERAGE                      AVERAGE
                                           EXERCISE                   EXERCISE                     EXERCISE
                                SHARES      PRICE         SHARES       PRICE          SHARES        PRICE
                               ---------   -------      ----------    --------      ----------     -------
Beginning of year              1,463,673      $.75       1,833,155      $  .74         472,500       $1.76

    Granted                      611,000       .65          50,000        6.00         156,104        6.00
    Exercised                     22,088       .57       1,410,655         .55         207,500        1.18
    Canceled                     219,430       .57              --          --          35,000        6.00
                               ---------   -------      ----------    --------      ----------     -------
End of year                    1,833,155      $.74         472,500       $1.76         386,104       $3.43
                               =========   =======      ==========    ========      ==========     =======

Exercisable as of end of
    year                       1,758,155                   397,500                     295,276
                               =========                ==========                  ==========

      The future expiration of the common stock options are as follows:

                                    OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                   ---------------------        ----------------------
                                                 WEIGHTED                      WEIGHTED
                                    NUMBER       AVERAGE          NUMBER       AVERAGE
                                      OF         EXERCISE           OF         EXERCISE
                                    SHARES        PRICE           SHARES        PRICE
                                   --------     --------        ---------     --------
As of December 31-
    1999                            140,000        $1.58          140,000        $1.58
    2002                            231,104         4.38          140,276         3.33
    2003                             15,000         6.00           15,000         6.00
                                   --------     --------        ---------     --------
                                    386,104        $3.43          295,276        $2.63
                                   ========     ========        =========     ========

      The Company has granted stock options and warrants to purchase shares of convertible preferred stock which mirror 215,000 of the common stock options and warrants listed above and are only exercisable upon exercise of the respective common stock options and warrants.

      The following summarizes the stock options and warrants for convertible preferred stock as of December 31, 1996, 1997 and 1998, and the changes during the years then ended:

                                          1996                        1997                       1998
                               ------------------------      ----------------------     ----------------------
                                              WEIGHTED                    WEIGHTED                   WEIGHTED
                                               AVERAGE                     AVERAGE                    AVERAGE
                                              EXERCISE                    EXERCISE                   EXERCISE
                                 SHARES        PRICE         SHARES        PRICE        SHARES        PRICE
                               ---------      ---------      -------      ---------     --------     ---------
Beginning of year                               $    --       33,332        $153.65        4,225       $130.46

    Granted                       33,553         153.01           --             --           --            --
    Exercised                        221          57.00       29,107         156.62        2,075        118.07
    Canceled                          --             --           --             --           --            --
                               ---------      ---------      -------      ---------     --------     ---------
End of year/period                33,332        $153.65        4,225        $130.46        2,150       $137.79
                               =========      =========      =======      =========     ========     =========

8.    SEGMENT INFORMATION


      Effective January 1, 1998, the Company adopted FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain financial information in a similar manner as reported to the chief operating decision makers of the Company for the purposes of evaluating performance and allocating resources to the various operating segments. For the purposes of this disclosure, the Company has identified two operating segments, based upon the types of customers served. The Company owns accounts to which it invoices subscribers directly for monitoring services. The Company also provides monitoring to dealers in its central station operation.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss before interest and income taxes and operating cash flows as defined by operating income or loss plus depreciation and amortization. The Company does not separately identify interest expense, for its operating segments. Intersegment sales and transfers are immaterial and therefore not disclosed below. The Company also does not allocate corporate, general and administrative and payroll expense to its operating segments.

      Financial data by operating segment together with the items necessary to reconcile these amounts to the consolidated financial statements are shown below for the years ended December 31, 1996, 1997 and 1998:

                                                                                  CORPORATE
                                                  OWNED          CENTRAL             AND
                                                 ACCOUNTS        STATION         INTERCOMPANY       CONSOLIDATED
                                               ------------    ------------      ------------       ------------
Year ended December 31, 1996-
    Revenues                                   $  3,114,806    $  1,289,239       $  (621,954)      $  3,782,091
    Depreciation and amortization                   998,190         270,872                --          1,269,062
    Operating income (loss)                          54,675           3,298          (649,440)          (591,467)
    Total assets                                  7,293,716       9,239,007                --         16,532,723
    Capital expenditures                             54,052              --                --             54,052
                                               ============    ============       ===========       ============
Year ended December 31, 1997-
    Revenues                                   $  5,018,234    $  6,680,882       $  (885,029)       $10,814,087
    Depreciation and amortization                 2,941,458         762,085                --          3,703,543
    Operating income (loss)                        (724,526)        816,678        (2,754,192)        (2,662,040)
    Total assets                                 20,531,034      15,477,669                --         36,008,703
    Capital expenditures                            141,419         170,193                --            311,612
                                               ============    ============       ===========       ============
Year ended December 31, 1998-
    Revenues                                   $  6,942,036     $14,667,212       $(1,405,398)       $20,203,850
    Depreciation and amortization                 4,292,171       1,996,318                --          6,288,489
    Operating income (loss)                      (1,074,121)      1,684,500        (4,016,675)        (3,406,296)
    Total assets                                 20,174,732      27,351,018                --         47,525,750
    Capital expenditures                            281,360       1,358,298           113,202          1,752,860
                                               ============    ============       ===========       ============

      The Company is currently providing services to customers only within the United States and all long-lived assets are located in the United States. No single customer accounted for more than 10% of the Company's revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     NAME                           AGE     POSITION
     Ronald I. Davis                 60     Chairman of the Board and Director
     James S. Brannen                60     President, Chief Executive Officer and Director
     Thomas J. Salvatore             31     Director
     Michael B. Jones                47     Director
     Douglas Oberlander              48     Director
     Ronald J. Carr                  47     Senior Vice President
     Stephen Rubin                   52     Senior Vice President
     Howard Schickler                51     General Counsel, Vice President, Secretary
     Daniel S. Zittnan               44     Senior Vice President, Treasurer, Chief Financial
                                            Officer
     Karen Daniels                   44     Vice President
     Timothy M. McAuliff             40     Vice President

         RONALD I. DAVIS, is one of our founders and has been our Chairman of the Board since October 1990. Prior to our incorporation, he had many years of experience in the security alarm industry. He was the founder, and from 1987 to 1990, the chairman and principal stockholder of SAI Partners, Inc., an alarm dealer buying group. SAI Partners, Inc. also provided alarm dealers with other support services such as training and educational programs, consulting, group insurance programs and certain proprietary alarm products manufactured by others. From 1982 to 1987, Mr. Davis was president of Security Alliance Corporation, a franchise company in the alarm industry and a joint venture with Pittway Corporation. Prior to 1982, Mr. Davis was a full time consultant to many of the alarm companies that now make up our Dealer Network. Mr. Davis attended Roosevelt University where he received a B.A.

         JAMES S. BRANNEN, is one of our founders and has been a director and our President since October 1990, and our Chief Executive Officer since 1993. He was a self-employed consultant in the alarm industry from February 1988 to October 1990. From 1962 until 1987, Mr. Brannen was employed by the First National Bank of Chicago where he served as a senior vice president in the commercial banking department. In that capacity, he managed, among others, the commercial areas of the bank responsible for lending to the cable television and paging industries. In addition, he managed the secured lending activity and was responsible for organizing and managing the bank's first work-out lending activity. Mr. Brannen has an A.B. degree from Dartmouth College and received an MBA degree from Northwestern University.

         THOMAS J. SALVATORE, was elected as one of our directors in December 1996. Since 1991, Mr. Salvatore has been the Managing General Partner of TJS Management, L.P. which is the General Partner of TJS Partners, L.P. ("TJS"), our principal stockholder. TJS has a contractual right to designate two directors to our Board of Directors and Mr. Salvatore is one of the designees. The remaining director has not been designated as of the date of this Proxy Statement. Mr. Salvatore holds a Bachelors Degree in Business Administration from Fordham University.

         MICHAEL B. JONES, was elected as one of our directors in January 1998. He has been president of ProFinance Associates, Inc. since he co-founded it in 1985. ProFinance has been a Broker-Dealer firm since 1990. Mr. Jones was with Marine Midland Bank from 1977 until 1985. He was responsible for starting a communications/electronics lending group in 1991 and, in his last position as group executive, for leading that group. That group was one of the first institutional lenders to the alarm industry. Mr. Jones has a Bachelors Degree in Liberal Arts from the University of Arizona and a Masters Degree in International Relations from the Johns Hopkins University School of Advanced International Studies.

         DOUGLAS OBERLANDER, was elected as one of our directors in January 1994. Since 1989, Mr. Oberlander has been president of Lease I, Inc. a commercial lease and finance company. From 1965 to 1988, Mr. Oberlander was employed by Oberlander Security, a security alarm dealer. Since 1991, Mr. Oberlander has served as a director of Oberlander Alarms, a security alarm dealer.

         RONALD J. CARR, has been one of our Vice Presidents since March 1997, and a Senior Vice President and Chief Operating Officer for the Central Station Division since August 12, 1998. Mr. Carr is also the President of Telecommunications Associates Group, Inc., Texas Security Central, Inc., Alarm Central Monitoring, Inc., Guardian Protection Services, Ltd., and AMJ Central Station Corporation, Inc., all wholly owned subsidiaries of Security Associates International, Inc., and he is a member of the board of directors of the Central Station Alarm Association. From March 1996 to March 1997, Mr. Carr was director of Telecommunications and Central Station Operations for Ameritech's SecurityLink subsidiary. From 1991 to 1996 he was director of Telecommunications for ADT, Inc. Mr. Carr holds a Bachelors Degree in Business Administration from Brookdale College.

         STEPHEN RUBIN, is one of our founders, has been a Senior Vice President since October 1990. From 1987 to 1990, he was a senior vice president of SAI Partners, Inc. From 1978 to 1986, Mr. Rubin was an officer of Davis Marketing Group and Security Alliance Corporation. Mr. Rubin has a B.S. degree from Northern Michigan University and MBA degree from Loyola University. Mr. Rubin has the principal responsibility for the design and implementation of our marketing program.

         HOWARD SCHICKLER, has served as General Counsel of our company since January 3, 1997, was appointed Secretary on October 7, 1997 and Vice President on April 13, 1998. Before joining us, Mr. Schickler spent eight years with Sachnoff & Weaver, Ltd., a Chicago law firm. He became a member of that firm in 1994. Before embarking on his legal career, Mr. Schickler was employed in the investment field as an institutional fixed income sales representative for The First Boston Corporation, Morgan Stanley & Co., Blunt, Ellis and Loewi and E. F. Hutton & Co. and as a portfolio manager at MGIC Investment Corporation. Mr. Schickler has a B.A. degree from Brooklyn College, M.A. and M.B.A. degrees from The University of Wisconsin at Milwaukee and a J.D. degree from Northwestern University.

         DANIEL S. ZITTNAN, was named our Senior Vice President for Finance on August 12, 1998, and has served as our Chief Financial Officer and Treasurer since October 7, 1997. Mr. Zittnan spent over thirteen years with Arthur Andersen LLP, most recently as a senior manager. Mr. Zittnan holds a BA in accounting from DePaul University and is a member of the AICPA and ICPA Society.

         KAREN B. DANIELS, has served as a Vice President since October 7, 1997. Prior to becoming a Vice President, Ms. Daniels acted as a consultant for the Company starting in March 1997, and prior to that for Ameritech AIIS, since 1995. From March, 1990, to June, 1995, Ms. Daniels was vice president/controller for Editel-Chicago, a division of Unitel Video, Inc., a video post-production company. Ms. Daniels has a bachelors degree in Industrial Administration-Finance from Iowa State University. Ms. Daniels is also a Certified Public Accountant.

         TIMOTHY M. MCAULIFF, has served as a Vice President and our Chief Credit Officer since January 1998. Prior to becoming Chief Credit Officer, Mr. McAuliff was Vice President of Operations starting in September 1996. Mr. McAuliff served as a vice president responsible for acquisition and credit for Old Kent Leasing, a subsidiary of Old Kent Financial Corporation from December 1995 to September 1996. From October 1994 to December 1995, Mr. McAuliff was accounting manager for Advo, Inc., a direct mail marketing firm. From December 1992 to October 1994, he was division controller for a publishing firm, Thomson Corporation. From 1986 through 1992, Mr. McAuliff was a manager for the Tribune Company, a publishing and broadcasting company. Mr. McAuliff holds a bachelors degree in Business Administration from Elmhurst College.

         Our executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The Board of Directors currently consists of five members. Ronald I. Davis and Stephen Rubin are brothers-in-law. There are no other family relationships between any of our directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 22, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 22, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 22, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statements and Schedules

         (1) Financial Statements. Our financial statements, together with the Report of Independent Accountants, are set forth in Part II, Item 8 on pages F-1 through F-19 of this report.

         (2) Financial Statement Schedules. The Schedule II - Valuation and Qualifying Accounts is set forth on page A-1 of this report. All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes to the financial statements.

         (3) Exhibits. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. We will furnish a copy of any exhibit listed to requesting stockholders upon the payment of our reasonable expenses in furnishing those materials.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1998

     We did not file a Current Report on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY ASSOCIATES INTERNATIONAL, INC.



March  30, 1999                     By:    /s/ James S. Brannen
                                       ----------------------------------

                                           James S. Brannen,
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                   TITLE                                     DATE
/s/ James S. Brannen                        President (Principal Executive Officer)         March 30, 1999
------------------------------------        and Director
James S. Brannen

/s/ Ronald I. Davis                         Director                                        March 30, 1999
------------------------------------
Ronald I. Davis

/s/ Thomas J. Salvatore                     Director                                        March 30, 1999
------------------------------------
Thomas J. Salvatore

/s/ Douglas Oberlander                      Director                                        March 30, 1999
------------------------------------
Douglas Oberlander

/s/ Michael B. Jones                        Director                                        March 30, 1999
------------------------------------
Michael B. Jones

/s/ Daniel S. Zittnan                       Senior Vice President, Treasurer and Chief      March 30, 1999
------------------------------------        Financial Officer (Principal Financial and
Daniel S. Zittnan                           Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                           DESCRIPTION
    ---                           -----------
3.1            Amended and Restated Certificate of Incorporation of the Company*
3.2            By-Laws of the Company*
3.3            Certificate of Designations, Rights, Preferences and Limitations
               of 12% Redeemable Preferred Stock, $10.00 par value per share, of
               Security Associates International, Inc.*
3.4            Certificate of Designations, Rights, Preferences and Limitations
               of Convertible Preferred Stock, $10.00 par value per share, of
               Security Associates International, Inc.*
3.5            Amendment to Certificate of Designations, Rights, Preferences and
               Limitations of 12% Redeemable Preferred Stock, $10.00 par value per share, of Security Associates International, Inc. 4.1
               Specimen Common Stock certificate*
10.1           Employment Agreement between Registrant and James S. Brannen dated August 29, 1996*
10.2           Employment Agreement between Registrant and Ronald I. Davis dated
               August 29, 1996*
10.3           Employment Agreement between Registrant and Stephen Rubin dated
               August 30, 1996*
10.4           Adoption Agreement for the Datair Mass-Submitter Prototype
               Standardized Cash or Deferred Profit Sharing Plan & Trust*
10.5           Supplemental Employees' Retirement Plan*
10.6           [Intentionally deleted]
10.7           Purchase of Stock of Winnetka Investors, Inc. by Registrant dated
               September 5, 1996*
10.8           Purchase of Stock of MCAP Investors, Inc. by Registrant dated
               September 5, 1996*
10.9           Common Stock Subscription and Purchase Agreement between
               Registrant and TJS Partners, L.P., dated September 5, 1996*
10.10          Amendment to Common Stock Subscription and Purchase Agreement
               between Registrant and TJS Partners, L.P., dated December 31,
               1996*
10.11          Purchase of Membership Interests of Limited Liability Agreements
               between Registrant and Intec Company, Inc. dated September 5,
               1996*
10.12          Asset Purchase Agreement between Registrant and AMJ Central
               Station Corporation dated December 19, 1996*
10.13          Asset Purchase Agreement between All-Security Monitoring
               Services, L.L.C. and Northern Central Station, Inc. dated
               February 25, 1997*
10.14          Loan Agreement among Registrant, Security Associates Command
               Center II, L.L.C., Monitor Service Group, L.L.C., All-Security
               Monitoring Services, L.L.C. and FINOVA Capital Corporation dated
               December 31, 1996*
10.15          Amendment to Loan Instruments among Registrant, Security
               Associates Command Center II, L.L.C., Monitor Service Group,
               L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA
               Capital Corporation dated February 28, 1997*
10.16          Lease Agreement between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated
               November 21, 1995*
10.17          Amendment to Lease Agreement between American National Bank and
               Trust Company of Chicago as Trustee under Trust No. 59948 and
               Registrant dated December 9, 1996*
10.18          Lease between Intec Company, Inc. and Security Associates Command
               Center II, L.L.C. dated September 4, 1996*

10.19 Sublease Agreement between William Jackson and Elizabeth Jackson and Registrant dated December 29, 1996*
10.20          First Amendment to Lease between William Jackson and Elizabeth
               Jackson and Registrant dated February 7, 1997*
10.21          Subordinated Loan Agreement between Registrant and TJS Partners,
               L.P.*
10.22          Standby Option and Warrant Agreement between Registrant and TJS
               Partners, Ltd. dated September 5, 1996*
10.23 Amended Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated December 31, 1996*
10.24          Warrant dated December 31, 1996 issued to TJS Partners, Ltd.*
10.25          Form of Warrant*
10.26          Echo Star Joint Venture Agreement**
10.27          Amended and Restated Loan Agreement among Security Associates
               International, Inc., Security Associates Command Center II,
               L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring
               Services, L.L.C., AMJ Central Station Corporation, Inc.,
               Telecommunications Associates Group, Inc. and FINOVA Capital
               Corporation dated December 2, 1997.****
10.28          Second Amendment to Lease between American National Bank and
               Trust Company of Chicago as Trustee under Trust No. 59948 and
               Registrant dated December 10, 1997. ****
10.29          Koll Business Center Lease dated May 16, 1996 between
               Telecommunications Associates Group, Inc. and TR Brell Austin
               Corp. ****
10.30          Lease between Indian Hill Properties, Inc. and Telecommunications
               Associates Group, Inc. dated November 24, 1997. ****
10.31          Stock Purchase Agreement between Security Associates
               International, Inc. as purchaser and Robert Ambros as seller dated November 21, 1997***
10.32          $500,000 Promissory Note dated December 8, 1997 from Alarm
               Funding Corporation to TJS Partners, L.P. ****
10.33          Subordinated Loan Agreement dated November 14, 1997 between Alarm
               Funding Corporation and TJS Partners, L.P. ****
10.34 Amended Subordinated Loan Agreement dated January 30, 1998 between Security Associates International, Inc. and TJS Partners,
               L.P. ****
10.35          $5,000,000 Promissory Note dated December 31, 1996 from Security
               Associates International, Inc. to TJS Partners, L.P. ****
10.36 Standard Hardware Purchase and Software License Agreement, between Monitoring Automation Systems and Security Associates
               International, Inc. dated September 21, 1998
10.37          Form of Association Agreement
10.38          Security Associates International, Inc. Stock Option Plan
10.39          Security Associates International, Inc. Employee Stock Purchase
               Plan
10.40          Allonge
10.41          Third Amendment to Loan Instruments between Security Associates
               International, Inc., All-Security Monitoring Services, L.L.C.,
               AMJ Central Station Corporation, Telecommunications Associates
               Group, Inc., Texas Security Central, Inc. and Reliance Protection
               Services, Ltd. and FINOVA Capital Corporation
10.42          Stock Purchase Agreement between Security Associates
               International, Inc. and the Willis Tate, Jr. Charitable Remainder
               Unitrust for Southern Methodist University, Ray Hooker and Willis
               Tate, Jr. dated June 17, 1998.*****
21.1           Subsidiaries of Registrant*
21.2           Supplemental List of Subsidiaries of Registrant
27.1           Financial Data Schedule

*              Previously filed with the Registrant's Registration Statement on
               Form S-1 filed July 22, 1997.
**             Previously filed September 8, 1997 in pre-effective Amendment No.
               1 to the Registrant's Registration Statement on Form S-1.
*** Previously filed with the Registrant's Current Report on Form 8-K filed December 10, 1997 and dated November 25, 1997.
**** Previously filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997 as filed on February
               23, 1998, and dated February 17, 1998.
***** Previously filed with the Registrant's Current Report on Form 8-K filed July 2, 1998, dated May 8, 1998.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                      (FOR EACH INCOME STATEMENT PRESENTED)

                                                                 Additions
                                        ----------------------------------------------------------
                                         Balance at                      Charged to                   Balance at
                                        Beginning of      Charged to       Other                        End of
             Description                   Period          Expense        Accounts      Deductions      Period
-------------------------------------   ------------      ----------     ----------     ----------    -------------
Allowances deducted from related
accounts receivable balance sheet
accounts of Security Associates
International, Inc.
Year ended December 31, 1996               29,000          177,000              --              --         206,000
Year ended December 31, 1997              206,000          687,000         100,000        (498,000)        495,000
Year ended December 31, 1998              495,000          248,000         340,000        (346,000)        737,000
                                          -------          -------         -------        --------         -------