Form 10-Q
period 1999-03-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1999-05-11
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

(Mark One)
[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                         For the quarterly period ended
                                 March 31, 1999

Commission file No.    0-20870

                                       OR

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

         Yes  [  X  ]                No [     ]

As of May 14, 1999 the Registrant had 6,573,165 issued and outstanding shares of its $.001 par value Common Stock, not including 268,867 shares authorized but not issued under our Supplemental Employees' Retirement Plan.

                     Security Associates International, Inc.

                          Quarter Ended March 31, 1999


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----

Item 1            Financial Statements...............................................................3

                  Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998..............................................................3

                  Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998......................................................4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998......................................................5

                  Notes to Financial Statements......................................................6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................7

Item 3            Quantitative and Qualitative Disclosures About Market Risk.........................11


PART II - OTHER INFORMATION

Item 1            Legal Proceedings..................................................................12

Item 2            Changes in Securities and Use of Proceeds..........................................12

Item 3            Defaults Upon Senior Securities....................................................13

Item 4            Submission of Matters to a Vote of Security Holders................................13

Item 5            Other Information..................................................................13

Item 6            Exhibits and Reports on Form 8-K...................................................13


SIGNATURES                         ..................................................................14


PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                (unaudited)
                ASSETS                                        MARCH 31, 1999      DECEMBER 31, 1998
     Current Assets:
     Cash                                                      $      2,171,945    $     1,480,869
     Accounts receivable, net                                         3,366,213          3,633,352
     Other current assets                                               374,747            286,033
                                                              -------------------------------------
                Total current assets                                  5,912,905          5,400,254
                                                              -------------------------------------

     FIXED ASSETS, net                                         $      3,202,251          2,974,346
     Contract rights to monitor security systems, net                15,190,158         15,252,814
     Goodwill                                                        22,549,689         23,123,820
     Other assets, net                                                  637,703            774,516
                                                              -------------------------------------
                Total other assets                                   41,579,801         42,125,496
                                                              -------------------------------------

                                                              =====================================
                TOTAL ASSETS                                   $     47,492,706    $    47,525,750
                                                              =====================================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Accounts payable                                          $        494,406    $       514,877
     Current maturities of long-term notes payable                    2,409,674          2,174,038
     Accrued expenses                                                 4,100,153          3,452,199
     Unearned revenue                                                 3,617,934          3,709,328

                                                              -------------------------------------
                Total current liabilities                            10,622,167          9,850,442
                                                              -------------------------------------
     NOTES PAYABLE, net of current maturities                        24,936,889         25,306,462
     Subordinated Debt                                                9,400,000          8,500,000
                                                              -------------------------------------
                Total liabilities                                    44,959,056         43,656,904
                                                              -------------------------------------

     STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible preferred stock, $10.00 par value;
       66,660 shares outstanding on March 31, 1999 and
       December 31, 1998, respectively (liquidation value
       of $16,665,000 at March 31, 1999 and December 31, 1998)          666,596            666,596
     12% redeemable preferred stock, $10.00 par value;
       500,000 shares outstanding on March 31, 1999 and
       December 31, 1998                                              5,000,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 6,842,032 and 6,771,807 shares outstanding
       on March 31, 1999 and December 31, 1998, respectively              6,842              6,771
     Warrants, net                                                       73,483             60,748
     Additional paid-in capital                                      16,434,185         16,360,092
     Retained deficit                                               (19,647,456)       (18,225,361)


                                                              -------------------------------------
                Total stockholders' equity (deficit)           $      2,533,650    $     3,868,846

                                                              =====================================
     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)       $     47,492,706    $    47,525,750
                                                              =====================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS



                                                           (unaudited)            (unaudited)
                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                          MARCH 31, 1999         MARCH 31, 1998
          REVENUES:
          Monitoring fees                                 $       6,282,913        $       4,130,083
          Membership fees and other
                                                                     17,439                   16,406
                                                       ----------------------------------------------
              Total revenues                                      6,300,352                4,146,489
                                                       ----------------------------------------------


          EXPENSES:
          General, selling and administrative                     5,051,104                3,298,852
          Amortization and depreciation                           1,638,727                1,226,061
          Deferred compensation expense                                   -                  360,000
                                                       ----------------------------------------------
              Total expenses                                      6,689,831                4,884,913
                                                       ----------------------------------------------
              Loss from operations                                 (389,479)                (738,424)
          Interest expense net                                      882,620                  555,802
                                                       ----------------------------------------------
              Loss before taxes                                  (1,272,099)              (1,294,226)
          PROVISION FOR INCOME TAXES                                      -                        -
                                                       ----------------------------------------------
              Net loss                                           (1,272,099)              (1,294,226)
          DIVIDENDS ACCRUED ON PREFERRED STOCK                      150,000                  103,250
                                                       ----------------------------------------------
              Net loss available to common stockholders   $      (1,422,099)       $      (1,397,476)
                                                       ==============================================
          NET LOSS PER SHARE                                         ($0.21)                  ($0.22)
                                                       ==============================================
          WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                               6,773,638                6,273,095
                                                       ==============================================




        The accompanying notes are an integral part of these statements.

                               SECURITY ASSOCIATES
                               INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          (unaudited)          (unaudited)
                                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                         MARCH 31, 1999       MARCH 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

               Net loss                                                    ($1,272,099)         ($1,294,226)
Adjustments to reconcile net loss to net cash used
            for operating activities-
               Amortization and depreciation                                                      1,226,061
                                                                             1,638,727
               Deferred compensation expense                                         -              360,000
               Issuance of common stock for services                             4,500                2,598
               Warrants and stock issued under dealer stock
                  incentive plan                                                68,979                    -
               Changes in assets and liabilities-
                  Accounts Receivables, net                                    267,139               75,660
                  Other current assets                                         (88,714)             (35,714)
                  Other long - term assets                                      92,322              (38,775)
                  Accounts payable                                             (20,471)            (115,583)
                  Accrued expenses                                             647,956               69,476
                  Unearned revenue                                            (157,568)            (101,129)
                                                                  ------------------------------------------
                       Net cash provided by
                                  operating activities                       1,180,771              148,368
                                                                  ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of contract rights to monitor security
               systems, net                                                   (616,680)            (822,708)
            Purchase of fixed assets                                          (364,501)            (266,123)
            Cash paid for acquisitions, net                                          -             (835,274)
                                                                  ------------------------------------------
                       Net cash used for investing
                                  activities                                  (981,181)          (1,924,105)
                                                                  ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Dividends accrued on preferred stock                              (150,000)            (103,250)
            Proceeds from notes receivable from stockholders                         -               50,000
            Payment of notes payable                                          (258,514)            (160,776)
            Proceeds from notes payable                                        900,000                    -
                                                                  ------------------------------------------
                       Net cash provided by (used for)
                                  financing activities                         491,486             (214,026)
                                                                  ------------------------------------------
INCREASE (DECREASE) IN CASH                                                    691,076           (1,989,763)
CASH, beginning of the period                                                1,480,869            5,521,633
                                                                  ------------------------------------------
CASH, end of period                                                         $2,171,945           $3,531,870
                                                                  ==========================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999



NOTE 1.  BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by the Company, without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included.

         The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2. STATEMENTS OF CASH FLOWS

         The supplemental schedule of noncash activities for the three months ended March 31, 1999 and 1998, includes the following:


                                                                        1999               1998
                                                                        ------             ----
Supplemental schedule of cash flow information-
         Cash paid during the period for interest                      $658,599           $441,722
Supplemental schedule of noncash activities-
         Purchase of acquisitions for notes payable                           -            146,700
         Purchase of contract rights with notes                         124,577            257,065
         Purchase of contract rights with deferred revenue               66,174             86,127


NOTE 3.  NET LOSS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and Convertible Preferred Stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 4.  SEGMENT REPORTING

         The Company has identified two operating segments, based upon the types of customers served. The Company has agreements with and provides electronic alarm monitoring to residences and businesses, and invoices these subscribers directly at retail rates ("Owned Accounts"). The Company also provides electronic alarm monitoring to residences and businesses for alarm dealers through agreements with alarm dealers and invoices the dealers at wholesale rates ("Central Station Accounts"). The Company evaluates performance based upon operating income (or loss) before interest and income taxes; and operating cash flow, defined as operating income (or loss) plus depreciation and amortization. The Company does not separately identify interest expense by operating segment, nor does it allocate corporate general and administrative, selling and marketing expenses by operating segment. Financial data by operating segment together with the items necessary to reconcile these amounts to the consolidated financial statements are shown below for the three months ended March 31, 1998 and 1999.

-------------------------------------------------------------------------------------------------------------
                                             OWNED             CENTRAL      CORPORATE AND
                                            ACCOUNTS           STATIONS      INTERCOMPANY      CONSOLIDATED
------------------------------------ ----------------- ------------------ ----------------- -----------------
Three months ended March 31, 1998-
-------------------------------------------------------------------------------------------------------------
Revenues                                    1,710,718          2,780,506         (344,375)        4,146,489
-------------------------------------------------------------------------------------------------------------
Selling and marketing expense               -                  -                  335,033           335,033
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                 903,653            322,408         -                1,226,061
-------------------------------------------------------------------------------------------------------------
Operating income(loss)                       (117,041)           501,935       (1,123,318)         (738,424)
-------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
-------------------------------------------------------------------------------------------------------------
Revenues                                    1,836,153          4,849,327         (385,128)         6,300,352
-------------------------------------------------------------------------------------------------------------
Selling and marketing expense               -                    221,621          304,056           525,677
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                 962,271            676,456         -                 1,638,727
-------------------------------------------------------------------------------------------------------------
Operating income(loss)                         22,551            495,147         (907,177)         (389,479)
-------------------------------------------------------------------------------------------------------------




NOTE 5.  STOCK ISSUED

         The Company issued a total of 118,316 shares of common stock during the first quarter of 1999, 64,768 of which were issued to dealers in connection with our Dealer Stock Incentive Program. The Company issued 35,160 shares of common stock as a distribution to a former officer under its Supplemental Employee's Retirement Plan. Other issuances of common stock include 12,931 shares issued as 1998 performance awards to eleven of our employees under the Company's Management Incentive Plan; 4,052 shares issued in connection with an acquisition; and 1,405 shares issued to an independent consultant as payment for services. The Company did not receive any cash in exchange for these shares.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Some of the information in this Quarterly Report may be forward-looking statements under the federal securities laws. Such statements can be identified by the use of words such as "anticipates," "intends," "seeks," "believes," "estimates," and "expects." These statements discuss expectations for the future, contain projections concerning the results of our operations or our future financial condition or state other forward-looking information. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ substantially from the results expressed in, or implied by, those statements. We assume no responsibility for revising forward-looking statements in light of future events or circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         For the three months ended March 31, 1999, revenues were $6,300,352 compared to $4,146,489 for the same period in the prior year, an increase of 51.94%. The increase was from central station acquisitions in 1998.

         General, selling and administrative expenses for the three months ended March 31, 1999, increased by $1,752,253 or 53.1% over the same period in the prior year. The increase was primarily due to salary increases and related expenses attributable to acquisitions of central stations.

         The increase of $412,666 in amortization and depreciation expenses is related to the increased amortization of goodwill due to acquisitions completed over the previous twelve months.

         As there are no new deferred compensation awards anticipated, there is no expense to record. Expenses related to this plan were $360,000 in the first quarter of 1998.

         Interest expense increased from $555,802 in the first quarter of 1998 to $882,620 in the first quarter of 1999 as debt increased by approximately $13,600,000 from the first quarter of 1998 to the first quarter of 1999.

Business Segment Operating Results

         The following is a discussion of our industry segment operating results. We define operating income as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate selling expenses to our operating segments.

Central Station Operations. Operating income from wholesale monitoring decreased from $501,935 to $495,147. This decrease reflects additional selling expenses incurred of $221,621 and an increase of $354,048 in amortization expenses related to acquisitions. Revenue increased by $2,068,821 or 74.4% and cash flow increased by $347,260 or 42.1% compared to the first quarter of 1998.

Owned Accounts. Operating income increased by $139,592 primarily due to an increase in revenue of $125,435 and small decreases in the overall cost to service these accounts. Cash flow related to this segment increased by $198,210 or 25.2%.

Corporate Expenses. Corporate expenses overall decreased by $216,141 or 23.8%. This decrease is related to reduced payroll expense and a decrease in professional fees paid in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1994, we have financed our operations and growth from a combination of internally generated cash flow, borrowings under our credit facilities and sales of stock. Our principal uses of cash are for the acquisition of central monitoring stations.

         We are implementing a strategy to attract new dealers to our wholesale central station monitoring facilities. We intend to issue shares of common stock and warrants throughout the remainder of the year consistent with our Registration Statement on Form S-1, as amended from time to time, which was declared effective on April 22, 1998. The number of shares of common stock and warrants to be issued can not be estimated at this time, but may not exceed 2,000,000 shares, including those that may be issued upon exercise of the warrants.

         As of March 31, 1999, we had approximately $3.4 million of remaining availability on our existing line of credit with FINOVA Capital Corporation and $600,000 on our subordinated line of credit. We believe that these amounts will be sufficient to meet our short-term needs. We are constantly evaluating alternative sources of funding to accomplish our long-term business objectives.

INFLATION

         Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

THE YEAR 2000 ISSUE

         Overview

         Many computer programs were not originally written to recognize the first two digits of any given year, assuming instead, that such digits are always "19". As a result, on January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. This would result in incorrect results from calculations and processes using these dates, and in some cases computer systems and applications may cease processing completely. This may also effect programs before January 1, 2000 if the program is processing calculations using dates after December 31, 1999. We are continuing to address the effect of the Year 2000 issue on our information systems and operations.

         We have established a formal written Year 2000 compliance program to investigate and correct problems that may exist in our primary computer systems. All departments and subsidiaries are participating in this program as described below.

         Current Initiatives

         We have installed a new financial system and are in the process of upgrading our central station monitoring systems. The purpose of these upgrades is to allow for efficient financial management and to provide a standard platform for all central stations and allow all of the central stations to be linked electronically. In addition to verifying our internal compliance, we are formally surveying outside vendors whose systems pose a significant Year 2000 risk. These companies include the principal telephone companies serving our central monitoring stations, central station software vendors, telephone hardware and software vendors, financial institutions and payroll companies. Vendors with material Year 2000 compliance issues will be replaced, if a suitable alternative vendor is available.

         Progress To Date

         We completed the installation of a new financial accounting system in February, 1999, which we believe is Year 2000 compliant. We have also made substantial progress in bringing our central monitoring stations into compliance. Our approach has been to investigate the capability of each system, identify systems and components that need to be upgraded, install the upgraded equipment, and finally test the entire system for Year 2000 compliance.

         Event processing systems. We have upgraded and completed Year 2000 testing for our computerized event processing systems in our Texas, Illinois, and Oregon central monitoring stations. In our Ohio central station, we have completed the system upgrade, and plan to complete the Year 2000 testing of the system by the end of the second quarter of 1999. Installation of a Year 2000 compliant system is also underway in our Florida central station, with testing to be completed before the end of the third quarter of 1999. The Utah central station is currently being assessed for a possible system upgrade, which, if needed, would be completed and tested by the end of the third quarter of 1999.

         Receivers. We are evaluating the Year 2000 compliance of our receiver systems by surveying the vendors to assess their progress in achieving Year 2000 compliance and by replacing components whenever potential Year 2000 problems are identified. This review and replacement process is currently 25% complete, and we expect it to be finished by the end of the third quarter of 1999.

         These upgrades should ensure that all of our computer systems will be ready to process the Year 2000 date change without disruption. We are confident that most of our systems already satisfy Year 2000 requirements and expect that all internal systems will be in full compliance by the third quarter of 1999. We have sent surveys to all of our principal vendors and have received responses from three-quarters of the principal vendors whose products or services could potentially affect our operations. The target date for completing the vendor reviews is June 30, 1999.

         Estimated Costs

         The total cost of these upgrades is expected to be approximately $2,000,000, of which approximately $1,300,000 has been expended through April, 1999. Our Board of Directors has approved the necessary capital expenditures to complete the program.

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

         Contingency Plans

         We have begun to implement a contingency plan to mitigate the Year 2000 problem. This plan includes full redundancy of all central station operating systems, so that in the event one central station cannot receive signals due to power failure, the signals can be monitored by another central station providing that the national telecommunications network remains functional. If the local electrical systems were to fail, all of our central stations are equipped with backup generators that are Year 2000 compliant, which would enable us to continue to monitor at each location for an extended period of time. As our industry is heavily dependent on the telecommunications providers, we would not be able to operate if the telecommunications systems on which we depend fail. We have entered into contracts with backup telecommunications providers to minimize the impact of any failure by our primary carrier.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate or foreign currency exchange rate risk or for any other purpose.

         We incur debt from three sources: dealers from whom we acquire subscriber accounts, senior debt from FINOVA and fixed rate subordinated debt from principal stockholder, TJS Partners, L.P. Debt owed to dealers is in the form of a "holdback note" which is collateral to a guaranty of the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 2.5% of our total debt. At March 31, 1999 we had $9,400,000 in subordinated debt due to our principal stockholder, which is at a fixed rate of 12% and matures in January, 2003, and $26,609,730 in senior debt due to FINOVA at an interest rate of prime plus 2%. The prime rate applicable to this debt was 7.75% at March 31, 1999. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

         Interest Rate Risk. The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.



--------------------------------------------------------------------------------------------------------------
(dollars in millions)                                Maturity  Date
Year 2000 problem will not have a material adverse affect on our business,
--------------------------------------------------------------------------------------------------------------
                                1999      2000        2001       2002       2003       Total       Fair Value
--------------------------------------------------------------------------------------------------------------
Fixed Rate Debt                                                             $9.400      $9.400         $9.400
--------------------------------------------------------------------------------------------------------------
Average Interest Rate                                                         12.0%       12.0%
--------------------------------------------------------------------------------------------------------------
Variable Rate Debt            $1.330      $ 3.459      $4.790    $17.030               $26.610        $26.610
--------------------------------------------------------------------------------------------------------------
Average Interest Rate           9.75%        9.75%       9.75%      9.75%                 9.75%
--------------------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

Item 2.  Changes in Securities and use of  Proceeds.

         We issued the following securities under our Registration Statement on Form S-1, File No. 33-49879, declared effective April 22, 1998.

         On March 5, 1999, we issued a total of 22,048 shares of common stock to seven alarm dealers, in connection with our Strategic Partner Program.

         On March 12, 1999, we issued 4,052 shares of common stock to an alarm dealer, in partial payment for substantially all of its alarm monitoring assets.

         On March 31, 1999, we issued a total of 42,720 shares of common stock to nine alarm dealers in connection with our Strategic Partner Program.

         No warrants were issued or exercised during the first quarter.

         We do not receive cash from our Selling Stockholders when they sell their shares of common stock, nor do we receive cash from dealers for common stock or warrants issued to them in connection with our dealer incentive programs. We receive cash only when the warrants are exercised. We expect to use any cash proceeds received from the exercise of warrants for general corporate purposes, including working capital. Pending such use, the net cash proceeds from the exercise of warrants will be deposited into our company's bank accounts or invested in short-term, investment grade, interest-bearing securities. We can not be sure of the number of warrants that will be issued, or the number that will be exercised when issued.

         In addition to the securities listed above, we issued the following securities during the first quarter of 1999 that were not registered under the federal Securities Act.

         On March 31, 1999, we issued 1,405 shares of common stock to an independent consultant in payment for services.

         On March 31, 1999, we issued 35,160 shares of common stock to one of our former officers as a distribution under our Supplemental Employees' Retirement Plan.

         On March 31, 1999, we issued a total of 12,931 shares of common stock to a total of eleven (11) employees as awards for 1998 performance under our Management Incentive Plan.

         In addition to the securities listed above, we issued the following securities during 1998 that were not registered under the federal Securities Act.

         One June 17, 1998, we issued a warrant to purchase 25,000 shares of common stock to an employee pursuant to the terms of an employment agreement. The warrant is exercisable within five years of the issue date at an exercise price of $6.00 per share, and it vests (becomes exercisable) at a rate of one-third (8,333 shares) per year.

         We did not receive any cash proceeds in exchange for these unregistered shares of common stock. No underwriters were engaged in connection with these securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.


     Item 3. Defaults Upon Senior Securities.

None.


     Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Company's security holders during the first quarter of 1999.


     Item 5. Other Information.

None.

     Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule


(b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Security Associates International, Inc.

Date:    May 10, 1999                  By: /s/ JAMES S. BRANNEN
                                           ------------------------------------
                                           James S. Brannen
                                           President and Chief Executive Officer


Date:    May 10, 1999                  By: /s/ DANIEL S. ZITTNAN
                                           ------------------------------------
                                           Daniel S. Zittnan
                                           Chief Financial Officer