Form 10-Q
period 1999-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1999-08-13
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No.                  0-20870

                     Security Associates International, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                     87-0467198
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of August 10, 1999 the Registrant had outstanding 6,910,784 shares of its $.001 par value Common Stock.

                     Security Associates International, Inc.

                           Quarter Ended June 30, 1999



                                      INDEX

                                                                                  PAGE
                                                                                  ----
Part I - FINANCIAL INFORMATION

Item 1   Financial Statements.......................................................3

         Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998......................................................3

         Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998...............................................4

         Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998...............................................5

         Notes to Financial Statements..............................................6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................8

Item 3   Quantitative and Qualitative Disclosures About Market Risk................12

Part II - OTHER INFORMATION

Item 1   Legal Proceedings.........................................................13

Item 2   Changes in Securities and Use of Proceeds.................................13

Item 3   Defaults Upon Senior Securities...........................................14

Item 4   Submission of Matters to a Vote of Security Holders.......................14

Item 5   Other Information.........................................................14

Item 6   Exhibits and Reports on Form 8-K..........................................15

SIGNATURES.........................................................................16

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          (unaudited)
      ASSETS                                                             JUNE 30, 1999    DECEMBER 31, 1998
      ------                                                             -------------    -----------------
Current Assets:
Cash                                                                      $  3,867,961       $  1,480,869
Accounts receivable, net                                                     2,346,677          3,633,352
Other current assets                                                           393,038            286,033
                                                                          ------------       ------------
      Total current assets                                                   6,607,676          5,400,254
                                                                          ------------       ------------
FIXED ASSETS, net                                                         $  3,511,574          2,974,346
Contract rights to monitor security systems, net                                     -         15,252,814
Goodwill                                                                    21,687,413         23,123,820
Other assets, net                                                                    -            774,516
                                                                          ------------       ------------
      Total other assets                                                    25,198,987         42,125,496
                                                                          ------------       ------------
      TOTAL ASSETS                                                        $ 31,806,663       $ 47,525,750
                                                                          ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $    536,975       $    514,877
Current maturities of long - term notes payable                              2,332,541          2,174,038
Accrued expenses                                                             6,962,079          3,452,199
Unearned revenue                                                             1,914,799          3,709,328
                                                                          ------------       ------------
      Total current liabilities                                             11,746,394          9,850,442
                                                                          ------------       ------------
NOTES PAYABLE, net of current maturities                                     6,682,848         25,306,462
Subordinated Debt                                                           10,000,000          8,500,000
                                                                          ------------       ------------
      Total liabilities                                                     28,429,242         43,656,904
                                                                          ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT) Convertible preferred
  stock, $10.00 par value; 66,660 shares outstanding on
  June 30, 1999 and December 31, 1998, respectively
  (liquidation value of $16,665,000 at June 30, 1999 and
  December 31, 1998)                                                           666,596            666,596
12% redeemable preferred stock, $10.00 par value; 500,000
  shares outstanding on June 30, 1999 and December 31, 1998                  5,000,000          5,000,000
Common stock, $.001 par value; 50,000,000 shares
authorized; 6,887,683 and 6,771,807 shares outstanding on
June 30, 1999 and December 31, 1998, respectively                                6,888              6,771
Warrants, net                                                                   86,218             60,748
Additional paid-in capital                                                  16,560,917         16,360,092
Retained deficit                                                           (18,943,198)       (18,225,361)
                                                                          ------------       ------------
      Total stockholders' equity (deficit)                                $  3,377,421       $  3,868,846
                                                                          ------------       ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 31,806,663       $ 47,525,750
                                                                          ============       ============


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  (UNAUDITED)         (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                             THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30, 1999       JUNE 30, 1998        JUNE 30, 1999      JUNE 30, 1998
                                                -------------       -------------        -------------      -------------
Net Revenue                                      $  6,330,216       $  4,482,828         $ 12,630,568        $  8,629,317
Direct Expenses                                     3,911,327          2,612,192            7,645,012           5,025,266
                                                 ------------       ------------         ------------        ------------
          Direct Margin                             2,418,889          1,870,636            4,985,556           3,604,051
                                                 ------------       ------------         ------------        ------------
Amortization and depreciation                       2,041,835          1,654,205            3,680,562           2,880,266
General and administrative                            737,964            841,869            1,539,708           1,392,614
Selling and marketing                                 519,610            353,238            1,035,285             688,271
Deferred compensation expense                               -            360,000                    -             720,000
                                                 ------------       ------------         ------------        ------------
          Total expenses                            3,299,409          3,209,312            6,255,555           5,681,151
                                                 ------------       ------------         ------------        ------------
          Loss from operations                      (880,520)         (1,338,676)          (1,269,999)         (2,077,100)
Gain from sale of owned
subscriber accounts                                 2,649,184                  -            2,649,184                   -
Interest expense net                                 (914,404)          (627,885)          (1,797,024)         (1,183,687)
                                                 ------------       ------------         ------------        ------------
        (Loss) income before taxes                    854,260         (1,966,561)            (417,839)         (3,260,787)
PROVISION FOR INCOME TAXES                                  -                  -                    -                   -
                                                 ------------       ------------         ------------        ------------
          Net (loss) income                           854,260         (1,966,561)            (417,839)         (3,260,783)
DIVIDENDS ACCRUED ON PREFERRED STOCK                 (150,000)         ( 118,833)            (300,000)           (222,082)
                                                 ------------       ------------         ------------        ------------
     Net (loss) income available to
     common stockholders                         $    704,260       $ (2,085,394)        $   (717,839)       $ (3,482,865)
                                                 ============       ============         ============        ============
NET (LOSS) INCOME PER SHARE - Basic                      $.10             ($0.33)               ($.11)             ($0.55)
                                                 ============       ============         ============        ============
NET INCOME PER SHARE-Diluted                             $.05
                                                 ============       ============         ============        ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic                   6,818,695          6,294,129            6,818,695           6,294,129
                                                 ============       ============         ============        ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted                14,118,522
                                                 ============






        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             (UNAUDITED)         (UNAUDITED)
                                                                          SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                           JUNE 30, 1999        JUNE 30, 1998
                                                                           -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   ($417,839)        ($3,260,783)
Adjustments to reconcile net loss to net cash used
   For operating activities-
     Amortization and depreciation                                            3,680,562           2,880,266
     Gain on sale of contract rights to monitor security systems             (2,649,184)                  -
     Deferred compensation expense                                                    -             720,000
     Issuance of common stock for services                                       12,041               7,598
     Warrants and stock issued under dealer stock incentive plan                114,072                   -
     Changes in assets and liabilities-
       Accounts Receivables, net                                              1,239,979            (260,246)
       Other current assets                                                    (107,005)              4,057
       Other long - term assets                                                  92,322             (21,248)
       Accounts payable                                                          22,098              19,766
       Accrued expenses                                                       1,204,630              42,760
       Unearned revenue                                                      (1,398,145)            (13,415)
                                                                           ------------        ------------
         Net cash provided by
           operating activities                                               1,793,531             118,755
                                                                           ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of contract rights to monitor security
       systems, net                                                          (1,528,800)         (1,227,557)
     Proceeds from sale of contract
       rights to monitor security systems                                    22,195,906                   -
     Purchase of fixed assets                                                  (822,060)           (300,425)
     Cash paid for acquisitions, net                                                  -          (8,694,081)
                                                                           ------------        ------------
         Net cash used for investing
           activities                                                        19,845,046         (10,222,063)
                                                                           ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of capital stock                                     25,000           1,594,752
     Dividends earned on preferred stock                                       (300,000)           (222,082)
     Proceeds from notes receivable from stockholders                                 -              50,000

     Payment of notes payable                                              (20,476,485)            (227,791)
     Proceeds from notes payable                                             1,500,000            4,406,169
                                                                           ------------        ------------
         Net cash provided by (used for)
           financing activities                                            (19,251,485)           5,601,048
                                                                           ------------        ------------
INCREASE (DECREASE) IN CASH                                                  2,387,092           (4,502,260)
CASH, beginning of the period                                                1,480,869            5,521,633
                                                                          ------------        ------------
CASH, end of period                                                         $3,867,961           $1,019,373
                                                                          ============           ==========


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999



NOTE 1. BASIS OF PRESENTATION:

     The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included.

     The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission.

     The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore prior period results have been reclassified to conform to the new presentation.

NOTE 2. STATEMENTS OF CASH FLOWS

     The supplemental schedule of non-cash activities for the six months ended June 30, 1999 and 1998, includes the following:


                                                                          1999             1998
                                                                          ----             ----
Supplemental schedule of cash flow information-
   Cash paid during the period for interest                             $1,318,104       $883,687
Supplemental schedule of noncash activities-
   Acquisitions paid for with stock                                         33,273        367,875
   Purchase of contract rights with notes                                  211,374        314,643
   Purchase of contract rights with deferred revenue                       149,710        141,514
   Note payable from sale of contract rights                             1,800,000              -
   Accrued expenses incurred in sale of contract rights                  2,347,278              -
   Deferred revenue sold in sale of contract rights                        604,094              -

NOTE 3. EARNINGS PER SHARE

     Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive. Diluted earnings per share has been calculated for the six months ended June 30, 1999. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares assuming dilutive stock options, warrants and convertible preferred stock outstanding were exercised or converted during the year.

NOTE 4. SEGMENT REPORTING

     SAI has identified two operating segments, based upon the types of customers served. SAI has agreements with and provides electronic alarm monitoring to residences and businesses, and invoices these subscribers directly at retail rates ("Owned Accounts"). SAI also provides electronic alarm monitoring to residences and businesses for alarm dealers through agreements with alarm dealers and invoices the dealers at wholesale rates ("Central Stations"). SAI evaluates performance based upon operating income (or loss) before interest and income taxes; and operating cash flow, defined as operating income (or loss) plus depreciation and amortization. SAI does not separately identify interest expense by operating segment, nor does it allocate corporate general and administrative, selling and marketing expenses by operating segment. Financial data by operating segment together with the items necessary to reconcile these amounts to the consolidated financial statements are shown below for the six months ended June 30, 1998 and 1999.

On June 30, 1999 SAI sold its Owned Accounts (See Note 6).



                                              OWNED             CENTRAL          CORPORATE AND
                                            ACCOUNTS            STATIONS          INTERCOMPANY       CONSOLIDATED
                                            --------            --------          ------------       ------------
Six months ended June 30, 1998
Revenues                                    3,469,977           5,852,304           (692,964)         8,629,317
Selling and marketing expense                       -                   -            688,271            688,271
Depreciation and amortization               2,176,446             703,820                  -          2,880,266
Operating income (loss)                      (577,171)            809,954         (2,309,883)        (2,077,100)
Six months ended June 30, 1999
Revenues                                    3,720,169           9,702,368           (791,969)        12,630,568
Selling and marketing expense                       -             556,369            442,297          1,035,285
Depreciation and amortization               2,319,183           1,361,379                  -          3,680,562
Operating income(loss)                       (338,779)            706,681         (1,637,901)        (1,269,999)



NOTE 5. STOCK AND OPTIONS ISSUED

     SAI issued a total of 432,835 shares of common stock during the first six months of 1999, 64,768 of which were issued to dealers in connection with our Dealer Stock Incentive Program. Other issuances of common stock include 12,931 shares issued as 1998 performance awards to eleven of our employees under SAI's Management Incentive Plan; 10,275 shares issued in connection with acquisitions; and 2,902 shares issued to an independent consultant as payment for services. SAI did not receive any cash in exchange for these shares. Additionally, 25,000 shares were issued in connection with options exercised in the second quarter for $25,000.

     On July 8, 1999 SAI issued 1,580,000 options to its officers and directors under a stock option plan approved by its shareholders. 790,000 options have an exercise price of $4.50 per share and 790,000 options have an exercise price of $6.00 per share. All of the options expire 6 years from the date of grant and vest over a three year period. These options are valued at $1.28 and $1.04, respectively under the Black-Scholes option pricing model.

     On April 1, 1999 SAI adopted an Employee Stock Purchase Plan to provide employees an opportunity to purchase shares of its common stock through payroll deductions. Under the Plan, eligible employees may purchase shares of SAI common stock at 85% of its market value on April 1, 1999. Individual purchases of stock may not exceed $25,000 fair market value annually (determined at the time of grant). Employees in the plan as of April 1 will be entitled to receive their shares on July 31, 2001. Total shares committed, based on employees currently in the plan, are approximately 150,000.


NOTE 6. SALE OF OWNED SUBSCRIBER ACCOUNTS

     On June 30, 1999 SAI sold its portfolio of approximately 27,000 owned subscriber accounts to an unaffiliated third party. SAI will continue to monitor these accounts for the third party that purchased the portfolio.

     The total transaction value was $22,800,000 of which $1,800,000 was a loan extended by the purchaser. The loan is due on June 30, 2000 and bears interest at the rate of 8% per annum. The loan and interest will be considered paid in full with no cash paid by SAI, if during the term of the loan SAI meets certain minimum new business referral targets.

     SAI also agreed to guarantee attrition between 8% and 13% on a substantial majority of the portfolio sold for a one year period. The remaining small portion of portfolio has a substantially higher attrition guarantee. An accrual for $1,300,000 has been recorded to recognize this guarantee. Additionally, SAI recorded an accrual of $400,000 for severance and related expenses and an accrual for $500,000 to provide for moving the accounts sold to phone lines owned by the purchaser.


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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     For the six months ended June 30, 1999, revenues were $12,630,568 compared to $8,629,317 for the same period in the prior year, an increase of 46.37%. The increase was from central station acquisitions in 1998.

     General and administrative expenses for the six months ended June 30, 1999, increased by $147,094 or 10.6% over the same period in the prior year. The increase was primarily attributable to acquisitions of central stations.

     Selling and marketing expenses increased by $347,014 or 50.42% as salespeople and related expenses were added to focus on bringing new dealers into our central stations. Included in the $347,014 increase were expenses related to the dealer stock incentive program of $114,072.

     The increase of $800,296 in amortization and depreciation expenses is related to the increased amortization of goodwill due to acquisitions completed over the previous twelve months.

     As no deferred compensation award has been made in 1999, there is no expense to record. Expenses related to this plan were $720,000 in the second quarter of 1998.

     The gain from the sale of the owned accounts of $2,649,184 is the result of the sale of the owned account portfolio, which occurred on June 30, 1999. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio, and net book value of goodwill related to the purchase of the owned accounts. Additionally, the note payable, attrition guarantees and the accrued expenses were charged against the total consideration received from the sale of the accounts.

     Interest expense increased from $1,183,687 in the second quarter of 1998 to $1,797,024 in the second quarter of 1999 as debt increased by approximately $9,100,000 from the second quarter of 1998 to the second quarter of 1999. As a result of the sale of SAI owned accounts, a debt repayment of $20,000,000 was made on June 30, 1999.

BUSINESS SEGMENT OPERATING RESULTS

     The following is a discussion of our industry segment operating results. We define operating income as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate selling expenses to our operating segments.

Central Station Operations. Operating income from wholesale monitoring decreased from $890,954 to $706,681. This decrease reflects increased selling expenses for new sales personnel and expenses related to marketing the Dealer Stock Incentive Program of $556,369 and an increase of $657,559 in amortization expenses related to acquisitions. Revenue increased by $3,850,064 or 65.8% and cash flow increased by $554,286 or 36.6% compared to the second quarter of 1998.

Owned Accounts. Operating loss decreased by $238,392 primarily due to an increase in revenue of $250,192. Cash flow related to this segment increased by $381,129 or 23.8%. The assets related to this segment were sold on June 30, 1999.

Corporate Expenses. Corporate expenses overall decreased by $671,982 or 29.1%. This decrease is related to reduced expenses related to payroll and deferred compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1994, we have financed our operations and growth from a combination of internally generated cash flow, borrowings under our credit facilities and sales of equity securities. Our principal uses of cash are for capital expenditures to support internal growth, the acquisition of central monitoring stations and operating expenses.

     We are implementing a strategy to attract new dealers to our wholesale central station monitoring facilities. We intend to continue issuing shares of common stock and warrants throughout the remainder of the year consistent with our Registration Statement on Form S-1, as amended from time to time, which was declared effective on April 22, 1998. The number of shares of common stock and warrants to be issued can not be estimated at this time, but may not exceed 2,000,000 shares, including those that may be issued upon exercise of the warrants.

     Of the proceeds from the sale of the owned account portfolio, $20 million was used to pay down debt on the line of credit with FINOVA Capital Corporation. As of June 30, 1999, we had approximately $23.4 million available for acquisitions on our existing line of credit with FINOVA Capital Corporation. The remaining cash will be used for the completion of capital projects, payment of holdback notes and to pay for any transition obligations related to the sale of the owned account portfolio. We are constantly evaluating alternative sources of funding to accomplish our long-term business objectives.

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

     Current Initiatives

     We have installed a new financial system and are in the process of upgrading our central station monitoring systems. These initiatives were undertaken to allow for efficient financial management, to provide a standard platform for all central stations and to allow all of the central stations to be linked electronically. In addition to verifying our internal compliance, we are formally surveying outside vendors whose systems pose a significant Year 2000 risk. These companies include the principal telephone companies serving our central monitoring stations, central station software vendors, telephone hardware and software vendors, financial institutions and payroll companies. Vendors with material Year 2000 compliance issues will be replaced, if a suitable alternative vendor is available.

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

     Alarm signal processing systems. We have upgraded and completed Year 2000 testing for our computerized alarm signal processing systems in our Florida, Texas, Illinois, and Oregon central monitoring stations. In our Ohio central station we have two separate systems. We have completed the system upgrade, and have successfully completed the Year 2000 testing on the system which handles 80% of the subscriber accounts monitored at this central station and we are 75% complete with the system that handles the remaining 20% of the subscriber accounts. The Utah central station has been assessed for a possible system upgrade. We determined that the upgrade was necessary and we believe upgrade will be completed and tested by the end of the third quarter of 1999.

     Alarm signal receivers. We are evaluating the Year 2000 compliance of our receiver systems by surveying the vendors to assess their progress in achieving Year 2000 compliance and by replacing components whenever potential Year 2000 problems are identified. This review and replacement process is currently 75% complete, and we expect it to be finished by the end of the third quarter of 1999.

     These initiatives should ensure that all of our computer systems will be ready to process the Year 2000 date change without disruption. We are confident that most of our systems already satisfy Year 2000 requirements and expect that all financial and alarm signal processing systems and our alarm signal receivers will be in full compliance by the third quarter of 1999. We have sent surveys to all of our principal vendors and have received responses from all of the principal vendors whose products or services could potentially affect our operations.

     Estimated Costs

     The total cost of these initiatives is expected to be approximately $2,000,000, of which approximately $1,434,000 has been expended through July, 1999. Our Board of Directors has approved the necessary capital expenditures to complete the program.

     Reasonable Worst Case Scenario

     We have assessed our business exposures that would result from the failure of our Year 2000 program, as well as the Year 2000 programs of our suppliers and customers. Such failures would result in business consequences that could include the failure to receive alarm signals and render the necessary service to our customers, lost revenue, harm to our reputation, legal and regulatory exposure and the failure of management controls. Although we believe that our financial and alarm signal processing systems and our alarm signal receivers will be Year 2000 compliant, there can be no assurance that the Year 2000 problem will not have a material adverse affect on our business, financial condition and results of operations.

     Contingency Plans

     We are implementing a contingency plan to mitigate the Year 2000 problem. This plan includes full redundancy of all central station operating systems, so that in the event one central station cannot receive signals due to power failure, the signals can be monitored by another central station providing that the national telecommunications network remains functional. If the local electrical systems were to fail, all of our central stations are equipped with backup generators that are Year 2000 compliant, which would enable us to continue to monitor at each location for an extended period of time. As our industry is heavily dependent on telecommunications providers, we would not be able to operate if the telecommunications systems on which we depend fail. We have entered into contracts with backup telecommunications providers to minimize the impact of any failure by our primary carrier.

     Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate or foreign currency exchange rate risk or for any other purpose.

     We incur debt from three sources: dealers from whom we acquire subscriber accounts, senior debt from FINOVA and fixed rate subordinated debt from principal stockholder, TJS Partners, L.P. Debt owed to dealers is in the form of a "holdback note" which is collateral to a guaranty of the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 2.5% of our total debt. At June 30, 1999 we had $10,000,000 in subordinated debt due to our principal stockholder, which is at a fixed rate of 12% and matures in January, 2003, and $6,609,730 in senior debt due to FINOVA at an interest rate of prime plus 2%. The prime rate applicable to this debt was 7.75% at June 30, 1999. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

     Interest Rate Risk. The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.


(dollars in millions)                                                  Maturity  Date
                                                                       --------------
                                1999          2000        2001       2002        2003       Total      Fair Value
                                ----          ----        ----       ----        ----       -----      ----------
Fixed Rate Debt                               $1.8                              $10.00      $10.00       $11.80
Average Interest Rate                            8%                               12.0%       12.0%

Variable Rate Debt              $.330        $.859       $1.190      $4.231                 $6.610       $6.610
Average Interest Rate            9.75%        9.75%        9.75%       9.75%                  9.75%


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

     From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

     Item 2. Changes in Securities and Use of Proceeds.

     We issued the following securities under our Registration Statement on Form S-1 File No. 33-49879, declared effective April 22, 1998.

     On June 25, 1999, we issued 1,343 shares of common stock to an alarm dealer in partial payment for substantially all of its alarm monitoring assets.

     On June 25, 1999, we issued 4,880 shares of common stock to an alarm dealer, in partial payment for substantially all of its alarm monitoring assets.

     No warrants were issued or exercised during the second quarter.

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

     In addition to the securities listed above, we issued the following securities during the second quarter of 1999 that were not registered under the federal Securities Act.

     On June 30, 1999, we issued 1,497 shares of common stock to an independent consultant in payment for services.

     On June 30, 1999, we issued a warrant to purchase 15,000 shares of common stock to an employee in consideration of the employee's agreement to terminate his employment agreement and surrender his original warrant to purchase 50,000 shares of common stock on or before November 25, 2003 at an exercise price of $6.00 per share, which vested (became exercisable) at a rate of one-third (16,667 shares) per year. The 15,000 share warrant is immediately exercisable at $6.00 per share and expires on November 25, 2000.

     On June 21, 1999, we issued a total of 258,359 shares of common stock to a total of seven (7) officers as terminating distributions under our Supplemental Employees' Retirement Plan, which was terminated on June 21, 1999.

     On May 20, 1999, we issued 23,440 shares of common stock to one of our former officers as a distribution under our Supplemental Employees' Retirement Plan.

     In addition to the securities listed above, we are hereby reporting the issuance of the following securities that were not registered under the federal Securities Act and that were previously inadvertently omitted.

     On December 21, 1993, we issued a warrant to purchase 7,723 shares of common stock to an employee. The warrant is exercisable for ten years from the issue date at an exercise price of $0.53 per share.

     We did not receive any cash proceeds in exchange for these unregistered securities. No underwriters were engaged in connection with these securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Securities were issued to a very limited number of individuals.

     Item 3. Defaults Upon Senior Securities.

     None.

     Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Company's security holders during the second quarter of 1999.


     Item 5. Other Information.

     None.

     Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K.

     We filed a Current Report on Form 8-K on June 1, 1999, dated May 19, 1999, which reported that SAI and Security Alarm Financing Enterprises, Inc. (SAFE), an unaffiliated third party, had entered into a binding letter of intent whereby SAI would sell our portfolio of approximately 27,000 owned (retail) subscriber accounts to SAFE. The purchase price was not finally determined as of that date as it was subject to further due diligence. It was agreed between SAI and SAFE that SAI would continue to monitor these subscriber accounts and would become SAFE's preferred provider of central station monitoring. This sale would allow SAI to fully concentrate on our primary business of providing wholesale monitoring to independent alarm dealers. The sale was completed on June 30, 1999, and reported on a Current Report on Form 8-K filed on July 8, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Security Associates International, Inc.

Date: August 10, 1999              By:/s/ James S. Brannen
                                          James S. Brannen
                                          President and Chief Executive Officer


Date: August 10, 1999              By:/s/ Daniel S. Zittnan
                                          Daniel S. Zittnan
                                          Chief Financial Officer