Form 10-Q
period 1999-09-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 1999-11-15
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                               September 30, 1999

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

As of November 11, 1999 the Registrant had outstanding 7,114,387 shares of its $.001 par value Common Stock.

                     Security Associates International, Inc.

                        Quarter Ended September 30, 1999



                                      INDEX


Part I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1  Financial Statements..................................................3

        Consolidated Balance Sheets as of September 30, 1999
        and December 31, 1998.................................................3

        Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998.....................4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1999 and 1998.....................................5

        Notes to Financial Statements.........................................6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................10

Item 3  Quantitative and Qualitative Disclosures About Market Risk...........15


Part II - OTHER INFORMATION

Item 1  Legal Proceedings....................................................15

Item 2  Changes in Securities and Use of Proceeds............................15

Item 3  Defaults Upon Senior Securities......................................16

Item 4  Submission of Matters to a Vote of Security Holders..................16

Item 5  Other Information....................................................17

Item 6  Exhibits and Reports on Form 8-K.....................................18


SIGNATURES...................................................................19

PART I - FINANCIAL INFORMATION

       Item 1.     Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   (unaudited)
                ASSETS                                        SEPTEMBER 30, 1999   DECEMBER 31, 1998
     Current Assets:
     Cash                                                        $  1,685,214        $  1,480,869
     Accounts receivable, net                                       2,152,476           3,633,352
     Other current assets                                             575,920             286,033

                                                                 --------------------------------
                Total current assets                                4,413,610           5,400,254
                                                                 --------------------------------

     FIXED ASSETS, net                                           $  3,608,286           2,974,346

     Contract rights to monitor security systems, net                  -               15,252,814
     Goodwill                                                      21,208,185          23,123,820
     Other assets, net                                                393,020             774,516
                                                                 --------------------------------
                Total other assets                                 25,209,491          42,125,496
                                                                 --------------------------------
                TOTAL ASSETS                                     $ 29,623,101        $ 47,525,750
                                                                 ================================


     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Accounts payable                                            $    570,960        $    514,877
     Current maturities of long - term notes payable                2,069,744           2,174,038
     Accrued expenses                                               3,396,425           3,452,199
     Unearned revenue                                                 826,403           3,709,328
                                                                 --------------------------------
                Total current liabilities                           6,863,532           9,850,442
                                                                 --------------------------------
     NOTES PAYABLE, net of current maturities                       7,052,084          25,306,462
     Subordinated Debt                                                 -                8,500,000
                                                                 --------------------------------
                Total liabilities                                  13,915,616          43,656,904
                                                                 --------------------------------
     STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible preferred stock, $10.00 par value;
     0 and 66,660 shares outstanding on September 30, 1999
     and December 31, 1998, respectively                               -                  666,596
     12% redeemable preferred stock, $10.00 par value;
     0 and 500,000 shares outstanding on September 30,
     1999 and December 31, 1998                                        -                5,000,000
     Series A convertible preferred stock, $10 par value;
     137,686 shares
     authorized, 135,709 shares outstanding                         1,357,090              -
     Common stock, $.001 par value; 50,000,000 shares
     authorized; 6,941,976 and 6,771,807 shares outstanding on
     September 30, 1999 and December 31, 1998, respectively             6,942               6,771
     Warrants, net                                                     98,953              60,748
     Additional paid-in capital                                    34,610,699          16,360,092
     Retained deficit                                             (20,366,199)        (18,225,361)
                                                                 --------------------------------
                     Total stockholders' equity (deficit)        $ 15,707,485        $  3,868,846
                                                                 --------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 29,623,101        $ 47,525,750
                                                                 ================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              (UNAUDITED)         (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                          THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30, 1999   SEPTEMBER 30, 1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998


Net Revenue                                   $ 4,788,591          $5,492,293         $17,419,158         $ 4,788,591
Operating Unit Expense                          3,488,573           3,534,134          11,133,583           8,559,400
                                              -----------------------------------------------------------------------
          Operating Unit Margin                 1,300,018           1,958,159           6,285,575           5,562,210
                                              -----------------------------------------------------------------------

Amortization and depreciation                     858,314           1,763,679           4,538,873           4,643,945
General and administrative                        629,431             600,490           1,973,964           1,797,924
Business development                              609,407             428,669           1,839,871           1,312,116
Deferred compensation expense                           -             290,000                   -           1,010,000
                                              -----------------------------------------------------------------------
          Total expenses                        2,097,152           3,082,838           8,352,708           8,763,985
                                              -----------------------------------------------------------------------
          Loss from operations                   (797,134)         (1,124,679)         (2,067,133)         (3,201,775)
Gain from sale of owned
subscriber accounts                                     -                   -           2,649,184                   -
Interest expense net                             (475,870)           (781,475)         (2,272,895)         (1,965,162)
                                              -----------------------------------------------------------------------
        (Loss) income
        before taxes                           (1,273,004)         (1,906,154)         (1,690,844)         (5,166,937)
PROVISION FOR INCOME TAXES                              -                   -                   -                   -
                                              -----------------------------------------------------------------------
          Net (loss) income                    (1,273,004)         (1,906,154)         (1,690,844)         (5,166,937)
DIVIDENDS ACCRUED ON PREFERRED STOCK             (150,000)           (150,000)           (450,000)           (372,082)
                                              ------------------------------------------------------------------------
     Net (loss) income available to
     common stockholders                      $(1,423,004)        $(2,056,154)        $(2,140,844)        $(5,539,019)
                                              =======================================================================

NET (LOSS) INCOME PER SHARE - Basic                ($ .21)             ($ .33)             ($ .31)             ($ .88)
                                              =======================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic
                                                6,850,255           6,323,891           6,850,255           6,323,891
                                              =======================================================================






                   The accompanying notes are an integral part
                              of these statements.

                     SECURITY ASSOCIATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 (UNAUDITED)        (UNAUDITED)
                                                                                 NINE MONTHS        NINE MONTHS
                                                                                    ENDED              ENDED
                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                     1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                         $ (1,690,844)      $ (5,166,937)
Adjustments to reconcile net loss to net cash used
            For operating activities-
               Amortization and depreciation                                       4,538,873          4,643,945
               Gain on sale of contract rights to monitor security systems        (2,649,184)                 -
               Deferred compensation expense                                               -          1,010,000
               Issuance of common stock for services                                  62,728             10,598
               Warrants and stock issued under dealer stock incentive plan           153,111                  -
               Changes in assets and liabilities-
                  Accounts Receivables, net                                        1,480,876           (234,346)
                  Other current assets                                              (289,887)            76,892
                  Other long-term assets                                              92,324            (15,048)
                  Accounts payable                                                    56,083           (128,856)
                  Accrued expenses                                                                      404,964
                                                                                   1,126,418
                  Unearned revenue                                                (2,486,541)           (14,960)
                                                                                -------------------------------
                       Net cash provided by
                                 operating activities                                393,957            586,252
                                                                                -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of contract rights to monitor security
              systems, net                                                        (1,517,537)        (1,449,862)
            Proceeds from sale of contract rights to monitor
              security systems                                                    22,195,906                  -
            Purchase of fixed assets                                              (1,204,915)          (852,381)
            Cash paid for acquisitions, net                                                -         (9,899,416)
                                                                                -------------------------------

                      Net cash used for investing activities                      19,473,454        (12,201,659)
                                                                                -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of capital stock                                   50,000          1,949,754
            Dividends earned on preferred stock                                     (450,000)          (372,082)
            Payment of deferred financing costs                                     (393,020)                 -
            Proceeds from notes receivable from stockholders                               -             50,000
            Payment of notes payable                                             (20,760,046)          (344,767)
            Proceeds from notes payable                                            1,890,000          8,014,973
                                                                                -------------------------------

                      Net cash provided by (used for)
                                  financing activities                           (19,663,066)         9,297,878
                                                                                -------------------------------

INCREASE (DECREASE) IN CASH                                                          204,345         (2,317,529)
CASH, beginning of the period                                                      1,480,869          5,521,633
                                                                                -------------------------------

CASH, end of period                                                             $  1,685,214       $  3,204,104
                                                                                ===============================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1.  BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included.

         The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore, prior period results have been reclassified to conform to the new presentation.

NOTE 2. STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the nine months ended September 30, 1999 and 1998, includes the following:


                                                                          1999               1998
                                                                          ------             ----

Supplemental schedule of cash flow information-
         Cash paid during the period for interest                      $1,635,002       $1,470,162
Supplemental schedule of noncash activities-
         Acquisitions paid for with stock                                 137,478          549,583
         Purchase of contract rights with notes                           211,374          383,653
         Purchase of contract rights with deferred revenue                149,710          178,894
         Note payable in sale of contract rights                        1,800,000                -
         Accrued expenses incurred in sale of contract rights           2,347,278                -
         Deferred revenue sold in sale of contract rights                 604,094                -
         Accrued interest and dividends paid for with Series A
         Convertible Preferred Stock                                    3,576,166                -

NOTE 3.  EARNINGS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 4.  SEGMENT REPORTING

         SAI had identified two operating segments, based upon the types of customers served. SAI had agreements with and provided electronic alarm monitoring to residences and businesses, and invoiced those subscribers directly at retail rates ("Owned Accounts"). SAI also provides electronic alarm monitoring to residences and businesses for alarm dealers through agreements with alarm dealers and invoices the dealers at wholesale rates ("Central Stations"). SAI evaluates performance based upon operating income (or loss) before interest and income taxes; and operating cash flow, defined as operating income (or loss) plus depreciation and amortization. SAI does not separately identify interest expense by operating segment, nor does it allocate corporate general and administrative, selling and marketing expenses by operating segment. Financial data by operating segment together with the items necessary to reconcile these amounts to the consolidated financial statements are shown below for the nine months ended September 30, 1998 and 1999.

On June 30, 1999 SAI sold its Owned Accounts (See Note 6).

                                           OWNED            CENTRAL        CORPORATE AND
                                          ACCOUNTS         STATIONS         INTERCOMPANY      CONSOLIDATED
------------------------------------    --------------    --------------   --------------    ---------------
Nine months ended September 30, 1998
------------------------------------    --------------    --------------   --------------    ---------------
Revenues                                     5,070,277        10,052,425       (1,001,092)        14,121,610
------------------------------------    --------------    --------------   --------------    ---------------
Business development expense                         -                 -        1,312,116          1,312,116
------------------------------------    --------------    --------------   --------------    ---------------
Depreciation and amortization                3,327,667         1,316,278                -          4,643,945
------------------------------------    --------------    --------------   --------------    ---------------
Operating income (loss)                       (938,690)        1,311,351       (3,574,436)        (3,201,775)
------------------------------------    --------------    --------------   --------------    ---------------
Nine months ended September 30, 1999
------------------------------------    --------------    --------------   --------------    ---------------
Revenues                                     3,720,169        14,492,901         (793,911)        17,419,159
------------------------------------    --------------    --------------   --------------    ---------------
Business development expense                         -           809,388        1,029,983          1,839,371
------------------------------------    --------------    --------------  ---------------    ---------------
Depreciation and amortization                2,319,183         2,188,352           31,340          4,538,875
------------------------------------    --------------    --------------  ---------------    ---------------
Operating income(loss)                        (338,779)          833,660       (2,562,010)        (2,067,129)
------------------------------------    --------------    --------------  ---------------    ---------------



NOTE 5.  STOCK AND OPTIONS ISSUED

         SAI issued a total of 659,538 shares of common stock during the first nine months of 1999. Of these shares, SAI distributed 316,959 shares which were outstanding under the Deferred Compensation Plan and 95,078 which were issued to dealers in connection with our Dealer Stock Incentive Program. Other issuances of common stock include 12,931 shares issued as 1998 performance awards to eleven of our employees under SAI's Management Incentive Plan; 40,016 shares issued in connection with acquisitions; and 4,554 shares issued to an independent consultant as payment for services. SAI did not receive any cash in exchange for these shares. Additionally, 25,000 shares were issued in the third quarter in connection with options exercised in the second quarter for an aggregate exercise price of $25,000.

         On July 8, 1999 SAI issued options to purchase 1,580,000 shares of common stock to its officers and directors under a stock option plan approved by our stockholders. Options to purchase 790,000 of these shares have an exercise price of $4.50 per share and the remaining options have an exercise price of $6.00 per share. All of the options expire 6 years from the date of grant and vest over a three year period. These options are valued at $1.28 and $1.04, respectively under the Black-Scholes option pricing model. Had compensation costs for the options been determined based on the fair value at their grant date consistent with the method of FASB No. 123 ("SFAS 123"), SAI's net income for the nine-month period would have been reduced by $1,832,800. As a result, the loss per share would have increased by $.27 per share to $.58 per share.

         On April 1, 1999 SAI adopted an employee stock purchase plan to provide employees an opportunity to purchase shares of its common stock through payroll deductions. Under this Plan, eligible employees may purchase shares of SAI common stock at 85% of their market value on April 1, 1999. Individual purchases of stock may not exceed $25,000 in fair market value annually (determined at the time of grant). Employees in the plan as of April 1, 1999 will be entitled to receive their shares on July 1, 2001. Total shares committed, based on employees currently in the plan, are approximately 150,000.

NOTE 6.  SALE OF OWNED SUBSCRIBER ACCOUNTS

            On June 30, 1999 SAI sold its portfolio of approximately 27,000 owned subscriber accounts to an unaffiliated third party. SAI will continue to monitor these accounts.

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

NOTE 7.  ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

         On September 30, 1999, SAI entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., SAI's principal stockholder. Pursuant to this agreement: (i) $10,000,000 of subordinated debt and accrued interest owed by SAI to TJS Partners, L.P.; (ii) 66,910 shares of Convertible Preferred Stock; and,
(iii) 500,000 shares of 12% Redeemable Preferred Stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

         The Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 13,570,900 shares of SAI's common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         The holder of Series A Convertible Preferred Stock is entitled to vote on all matters on which holders of SAI's common stock are entitled to vote, on an as-converted basis. However, the total voting power of all securities owned by the holder of Series A Convertible Preferred Stock is limited to a maximum of 45% of the total number of votes eligible to vote on a matter submitted to our stockholders.

         In connection with the restructuring, SAI's By-laws were amended to increase the percentage of votes required to approve matters presented to the stockholders from a simple majority to requiring approval by greater than sixty
(60) percent. This super-majority provision will be in effect for as long as TJS Partners, L.P. owns 30% of SAI's common stock on an as-converted basis. Additionally, for so long as TJS Partners, L.P. owns at least fifteen percent (15%) of SAI's common stock on an as-converted basis, SAI's Board of Directors will consist of five directors.

NOTE 8.  NOTES PAYABLE

         On September 30, 1999, SAI refinanced its previous $30,000,000 line of credit with FINOVA Capital Corporation. This previous line of credit had a principal balance outstanding of approximately $6,600,000 on the closing date. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consists of a term loan and an acquisition line of credit. The term loan was in the principal amount of $7,000,000, which covered SAI's existing indebtedness to FINOVA and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring stations. SAI may draw on this line of credit for eighteen months. Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75%. The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. The loans mature in five years.

NOTE 9.  SUBSEQUENT EVENT

         Subsequent to September 30, 1999 SAI purchased central stations in Seattle and California. The total purchase price for these acquisitions is approximately $4,300,000 in cash, 100,000 shares of SAI common stock plus assumed liabilities.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         For the nine months ended September 30, 1999, revenues were $17,419,158 compared to $14,121,610 for the same period in the prior year, an increase of 23.35%. The change in revenue was due to an increase in revenues from central station operations of $4,440,476 or 44.17% and a decrease in revenue from the retail operation of $1,350,108 or 26.63%. The increase in central station revenues is due to acquisitions in 1998. The decrease in revenue from the retail operation is due to the sale of the owned accounts that occurred on June 30, 1999.

         Operating unit expenses increased from $8,559,400 to $11,133,583 or 30.07% during the nine-month period ended September 30, 1999 primarily due to the acquisition of central stations in 1998.

         General and administrative expenses for the nine months ended September 30, 1999, increased by $176,040 or 9.79% over the same period in the prior year. The increase was primarily attributable to acquisitions.

         Business development expenses increased by $527,755 or 40.22% as salespeople and related expenses were added to focus on bringing new dealers into our central stations. Included in the $527,755 increase were expenses related to the dealer stock incentive program of $153,111.

         The decrease of $105,070 in amortization and depreciation expenses is related to an increase in amortization of goodwill of $903,414 due to acquisitions completed over the previous twelve months combined with a decrease in amortization related to the retail operations of $1,008,484.

         As no deferred compensation award has been made in 1999, there is no expense to record. Expenses related to this plan were $1,010,000 for the nine months ended September 30, 1998.

         The gain from the sale of the owned accounts of $2,649,184 is the result of the sale of the SAI owned account portfolio, which occurred on June 30, 1999. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio and the net book value of goodwill related to the purchase of the owned accounts. Additionally, the note payable, attrition guarantees and the accrued expenses were charged against the total consideration received from the sale of these accounts.

         Interest expense increased from $1,965,162 in the third quarter of 1998 to $2,272,895 in the third quarter of 1999. Debt increased by approximately $9,100,000 from the second quarter of 1998 to the second quarter of 1999. As a result of the sale of SAI owned accounts, a debt repayment of $20,000,000 was made on June 30, 1999. Additionally, subordinated debt and all then outstanding preferred stock was exchanged for a new Series A Convertible Preferred Stock on September 30, 1999. As of September 30, 1999 SAI has total debt of $9,121,828 compared to total debt of $35,980,500 as of September 30,1998.

BUSINESS SEGMENT OPERATING RESULTS

         The following is a discussion of our industry segment operating results. We define operating income as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate selling expenses to our operating segments.

Central Station Operations. Operating income from wholesale monitoring decreased from $1,311,351 to $833,660. This decrease reflects increased selling expenses for new sales personnel and expenses related to marketing the Dealer Stock Incentive Program of $809,388 and an increase of $872,074 in amortization expenses related to acquisitions. Revenue increased by $4,440,476 or 44.17% and cash flow increased by $394,383 or 15.01% compared to the third quarter of 1998.

Owned Accounts. Operating loss decreased by $599,911 primarily due to reduced attrition. The assets related to this segment were sold on June 30, 1999.

Corporate Expenses. Corporate expenses overall decreased by $1,012,426 or 28.3%. This decrease is attributable to reduced expenses related to payroll and deferred compensation expense.

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

         We are implementing our strategy to attract new dealers to our wholesale central station monitoring facilities. We intend to continue issuing shares of common stock throughout the remainder of the year consistent with our Registration Statement on Form S-1, as amended from time to time, which was declared effective on April 22, 1998. The number of shares of common stock to be issued can not be estimated at this time, but may not exceed 2,000,000 shares, including those that may be issued upon exercise of warrants previously issued to Dealers under this program.

         Of the proceeds from the sale of the owned account portfolio, $20 million was used to pay down debt on the line of credit with FINOVA Capital Corporation. As of

June 30, 1999, we had approximately $23.4 million available for acquisitions on our existing line of credit with FINOVA Capital Corporation. The remaining cash will be used for the completion of capital projects, payment of holdback notes and to pay for any transition obligations related to the sale of the owned account portfolio. Additionally, SAI signed a note payable to the seller for $1,800,000 payable within a year from the sale. This note is extinguished if SAI refers to the seller contracts that total recurring monthly revenue of $230,000 that the seller subsequently purchases. SAI expects that it will meet this requirement and has referred contracts with recurring monthly revenue totaling $83,625 of recurring monthly revenue as of October 29, 1999 of which contracts with $32,090 of recurring monthly revenue have been purchased. Additionally, there are contracts with recurring monthly revenue totaling over $90,000 that will be referred as soon as letters of intent are signed with the selling dealers. There can be no assurance that the seller will purchase all or any of the contracts referred.

         On September 30, 1999, SAI entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., SAI's principal stockholder. Pursuant to this agreement: (i) $10,000,000 of subordinated debt and accrued interest owed by SAI to TJS Partners, L.P.; (ii) 66,910 shares of Convertible Preferred Stock; and,
(iii) 500,000 shares of 12% Redeemable Preferred Stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

         The Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 13,570,900 shares of SAI's common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         On September 30, 1999, SAI refinanced its previous $30,000,000 line of credit with FINOVA Capital Corporation. This previous line of credit had a principal balance outstanding of approximately $6,600,000 on the closing date. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consists of a term loan and an acquisition line of credit. The term loan was in the principal amount of $7,000,000, which covered SAI's existing indebtedness to FINOVA and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring stations. SAI may draw on this line of credit for eighteen months. Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75%. The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. The loans mature in five years.

         Subsequent to September 30, 1999 SAI purchased a central station in Seattle, Washington and Chino, California. The total purchase price for these acquisitions is approximately $4,300,000 in cash, 100,000 shares of SAI common stock plus assumed liabilities. SAI has also signed a letter of intent to purchase two additional central stations in New Orleans and Denver. The total purchase for these two acquisitions will be determined upon the completion of due diligence, but will approximate $1,000,000 plus the assumption of liabilities.

INFLATION

         Management does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

THE YEAR 2000 ISSUE

         Overview

         Many computer programs were not originally written to recognize the first two digits of any given year, assuming instead, that such digits are always "19". As a result, on January 1, 2000, some computer programs may incorrectly recognize the date as January 1, 1900. This would result in incorrect results from calculations and processes using these dates, and in some cases computer systems and applications may cease processing completely. This may also affect programs before January 1, 2000 if the program is processing calculations using dates after December 31, 1999. We are continuing to address the effect of the Year 2000 issue on our information systems and operations.

         We have established a formal written Year 2000 compliance program to investigate and correct problems that may exist in our primary computer systems. All departments and subsidiaries are participating in this program as described below.

         Current Initiatives

         We have installed a new financial system and have upgraded our central station monitoring systems. These initiatives were undertaken to allow for efficient financial management, to provide a standard platform for all central stations and to allow all of the central stations to be linked electronically. In addition to verifying our internal compliance, we formally surveyed outside vendors whose systems pose a significant Year 2000 risk. These companies include the principal telephone companies serving our central monitoring stations, central station software vendors, telephone hardware and software vendors, financial institutions and payroll companies. Based on the representations of these vendors, there do not appear to be any material Year 2000 compliance issues.

         Progress To Date

         We completed the installation of a new financial accounting system in February, 1999, which we believe, based on our Year 2000 testing, is Year 2000 compliant. We believe our central monitoring stations are also Year 2000 compliant. Our approach has been to investigate the capability of each system, identify systems and components that need to be upgraded, install the upgraded equipment, and finally test the entire system for Year 2000 compliance. We have upgraded and completed Year 2000 testing for our computerized alarm signal processing systems in all of our central monitoring stations. We believe, after testing these systems, that they are Year 2000 compliant.

         Alarm signal receivers. We have evaluated the Year 2000 compliance of our receiver systems by surveying the vendors to assess their progress in achieving Year 2000 compliance and by replacing components whenever potential Year 2000 problems were identified. After testing these receivers, we believe that they are Year 2000 compliant.

         These initiatives should ensure that all of our computer systems are ready to process the Year 2000 date change without disruption. We believe that all of our systems satisfy Year 2000 requirements at this time.

            Estimated Costs

         The total cost of these initiatives is expected to be approximately $2,000,000, of which approximately $1,650,000 has been expended through October 13, 1999. Our Board of Directors has approved the necessary capital expenditures to complete the program.

         Reasonable Worst Case Scenario

         We have assessed our business exposures that would result from the failure of our Year 2000 program, as well as the Year 2000 programs of our suppliers and customers. Such failures would result in business consequences that could include the failure to receive alarm signals and render the necessary service to our customers, lost revenue, harm to our reputation, legal and regulatory exposure and the failure of management controls. Although we believe that our financial and alarm signal processing systems and our alarm signal receivers are Year 2000 compliant, there can be no assurance that the Year 2000 problem will not have a material adverse affect on our business, financial condition and results of operations.

         Additionally, we will continue to purchase central monitoring stations up to and beyond January 1, 2000. While we will endeavor to test the Year 2000 compliance of these central stations and will obtain representations from the sellers regarding Year 2000 compliance, there can be no assurance that a Year 2000 disruption will not occur in these central stations.

         Contingency Plans

         We have implemented a contingency plan to mitigate the Year 2000 problem. This plan includes full redundancy of all central station operating systems except our Illinois and Oregon central stations, so that in the event one central station cannot receive signals, the signals can be monitored by another central station providing that the national telecommunications network remains functional. If the local electrical systems were to fail, all of our central stations are equipped with backup generators that are Year 2000 compliant, which would enable us to continue to monitor at each location for an extended period of time. As our industry is heavily dependent on telecommunications providers, we would not be able to operate if the telecommunications systems on which we depend fail. We have entered into contracts with backup telecommunications providers to minimize the impact of any failure by our primary carrier.

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk.

         We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate or foreign currency exchange rate risk or for any other purpose.

We incur debt from three sources: dealers from whom we have acquired subscriber accounts, a note payable to S.A.F.E. related to the sale of our owned account portfolio and senior debt from FINOVA. Debt owed to dealers is in the form of a "holdback note" which is collateral to a guaranty of the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 3.5% of our total debt. At September 30, 1999 we had $7,000,000 in senior debt due to FINOVA at an interest rate of prime (8.25%) plus .75% and a note due June 30, 2000 of $1,800,000 at an 8% annual rate related to the sale of the owned account portfolio. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes. As of June 30, 1999 we no longer acquire subscriber accounts.

         Interest Rate Risk. The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.



(dollars in millions)                      Maturity  Date
-------------------------- -- ---------  ----------  ---------  ---------  ---------  ---------  -------------
                                2000        2001       2002       2003       2004       Total     Fair Value
-------------------------- -- ---------  ----------  ---------  ---------  ---------  ---------  -------------
Fixed Rate Debt                    $1.8                                                    $1.8           $1.8
-------------------------- -- ---------  ----------  ---------  ---------  ---------  ---------  -------------
Average Interest Rate                8%                                                      8%
-------------------------- -- ---------  ----------  ---------  ---------  ---------  ---------  -------------
Variable Rate Debt                            $.385     $.8225    $1.1025     $4.690       $7.0           $7.0
-------------------------- -- ---------  ----------  ---------  ---------  ---------  ---------  -------------
Average Interest Rate                         8.50%      8.50%      8.50%      8.50%      8.50%
-------------------------- -- ---------  ----------  ---------  ---------  ---------  ---------  -------------



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

        Item 2.       Changes in Securities and Use of Proceeds.

         We issued the following securities under our Registration Statement on Form S-1 File No. 33-49879, declared effective April 22, 1998.

         On July 31, 1999, we issued 22,900 shares of common stock to alarm dealers in partial payment for substantially all of their alarm monitoring assets.

         On August 31, 1999, we issued 29,741 shares of common stock as a deferred part of the purchase price in connection with the acquisition of our central station located in Ogden, Utah.

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

         In addition to the securities listed above, we issued the following securities during the third quarter of 1999 that were not registered under the federal Securities Act.

          On July 26, 1999, August 31, 1999 and September 30, 1999 we issued 480 shares, 572 shares and 600 shares of common stock respectively to an independent consultant in payment for services.

         On July 7, 1999, TJS Partners, L.P. exercised options to purchase 250 shares of convertible preferred stock pursuant to TJS Partners, L.P.'s mirror options.

         On September 30, 1999, SAI entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., SAI's principal stockholder. Pursuant to this agreement: (i) $10,000,000 of subordinated debt and accrued interest owed by SAI to TJS Partners, L.P.; (ii) 66,910 shares of Convertible Preferred Stock; and,
(iii) 500,000 shares of 12% Redeemable Preferred Stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

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

          Item 3.       Defaults Upon Senior Securities.

None.

          Item 4.       Submission of Matters to a Vote of Security Holders.

         At our Annual Meeting of Stockholders held on July 8, 1999, SAI presented to the stockholders the re-election of James S. Brannen, Ronald
I. Davis, Douglas Oberlander, Thomas J. Salvatore and Michael B. Jones as Directors, all of whom were re-elected with 11,038,169 shares voted for each and 5,380 shares withheld for each. SAI also presented to the stockholders the following matters to be voted upon: 1) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant for the 1999 fiscal year; 2) Approve the Security Associates International, Inc. Employee Stock Purchase Plan; and 3) Approve the Security Associates International, Inc. Stock Option Plan. A total of 13,239,109 shares were eligible to vote on each matter presented at the Annual Meeting all of which were approved by the following votes of the stockholders:

                                                                                  NUMBER OF SHARES
                                                                                                             Broker
1)       Ratification of the appointment of       For                  Against          Abstain             Non Votes
                                                  ---                  -------          -------             ---------
         Arthur Andersen LLP as the
         Company's independent public
         accountant for the 1999 fiscal
         year................................    11,018,391              24,158           1,000                     0
2)       Approve the Security Associates
         International, Inc. Employee
         Stock Purchase Plan..............        9,861,067              47,060               0             1,135,422

3)       Approve the Security Associates
         International, Inc. Stock Option
         Plan.................................    9,828,293              49,834               0             1,135,422

          Item 5.       Other Information.

          NONE

          Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (27)     Financial Data Schedule

 (b)     Reports on Form 8-K.

         We filed a Current Report on Form 8-K on July 8, 1999, dated June 30, 1999, which reported that SAI had sold to Security Alarm Financing Enterprises, Inc. (SAFE), an unaffiliated third party, its portfolio of approximately 27,000 owned (retail) subscriber accounts. The total transaction value was $22,800,000, of which $1,800,000 was a loan extended by SAFE to SAI. The loan is due in one year and bears interest at the rate of 8% per annum. The loan, with interest, will be considered paid in full if during the term of the loan SAI refers to SAFE $230,000 in recurring monthly revenue from alarm dealers for purchase or for collateral for loans under SAFE's financing programs, which SAFE then closes. It was agreed between SAI and SAFE that SAI would continue to monitor these subscriber accounts and would become SAFE's preferred provider of central station monitoring. This sale allows SAI to fully concentrate on our primary business of providing wholesale monitoring to independent alarm dealers.

         We filed a Current Report on Form 8-K on July 8, 1999, dated July 8, 1999, containing our Annual Review. The Annual Review contained a discussion of our company's progress for the past year, as well as announcing SAI's future plans for growth.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Security Associates International, Inc.

Date:    November 11, 1999                By: /s/ James S. Brannen
                                          James S. Brannen
                                          President and Chief Executive Officer


Date:    November 11, 1999                By: /s/ Daniel S. Zittnan
                                          Daniel S. Zittnan
                                          Chief Financial Officer

19