Form 10KSB
period 1999-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2000-03-10
CIK 851720

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM   TO

                         COMMISSION FILE NUMBER 0-20870

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)


              DELAWARE                                       87-0467198
    (State or other Jurisdiction                           (IRS Employer
  of incorporation or organization)                      Identification No.)

   2101 SOUTH ARLINGTON HEIGHTS ROAD,                        60005-4142
              SUITE 100                                      (Zip Code)
     ARLINGTON HEIGHTS, ILLINOIS
(Address of Principal Executive Offices)


          Issuer's telephone number including area code: (847) 956-8650

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X      No
                                                               -----       ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for the most recent fiscal year: $22,689,132

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the American Stock Exchange on March 8, 2000 was $3.125.

         As of March 8, 2000 the registrant had outstanding 7,198,042 shares of our $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Our definitive proxy statement which is expected to be filed with the Commission not later than April 28, 2000, for our annual meeting of stockholders, expected to be held on or about May 23, 2000, is incorporated by reference into Part III of this Form 10-KSB.

         Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                     PART I


ITEM 1.  BUSINESS

    OVERVIEW

         Security Associates International, Inc. ("SAI") provides security alarm monitoring services for both residences and businesses. These services are provided to residences and businesses through contracts with independent alarm dealers for subscriber accounts owned by them. Independent alarm dealers are primarily owner-operated companies. Our ability to attract new monitoring business is enhanced and supported by a network of over 2,500 independent alarm dealers to whom we also provide industry-related education in the areas of technology, finance, management and marketing.

         We were incorporated in 1990 as an Illinois corporation and, through a merger in 1992, we became a Delaware corporation. Our original stockholders were thirty independent alarm dealers, in addition to our four founders. Three of our four founders are still active in our management: Ronald I. Davis, Chairman of the Board of Directors, James S. Brannen, President, and Stephen Rubin, Senior Vice President. We conduct our operations directly through central monitoring stations we own and through three wholly owned operating subsidiaries which operate central monitoring stations (which are the locations where the actual monitoring of the subscriber's alarms is conducted):

[MAP OF USA WITH CENTRAL STATIONS INDICATED]

         -- SAI directly owns and operates central monitoring stations located in Pompano Beach, Florida (SAI Southeast Command Center); Des Plaines, Illinois (SAI Midwest Command Center); Ogden, Utah (SAI Mountain Command Center); Portland, Oregon (SAI Northwest Command Centers - Portland); and Chino, California (SAI West Command Center).

         -- SAI Command Centers Northwest-Seattle, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Seattle, Washington.

         -- SAI Southwest Command Centers, Inc., a wholly owned subsidiary, owns and operates central monitoring stations located in Dallas, Texas, Houston, Texas and Metairie, Louisiana (Monark Central Dispatch).

         -- SAI North Central Command Center, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Euclid, Ohio.

         We intend to continue to merge our wholly owned subsidiaries into SAI in an effort to reduce costs and realize economies of scale.

         Prior to June 30, 1999, we also provided monitoring services directly to residences and businesses. On June 30, 1999, we sold our portfolio of approximately 27,000 owned (retail) subscriber accounts to Security Alarm Financing Enterprises, Inc. (SAFE). SAI continues to monitor these accounts under contract with SAFE and is SAFE's preferred provider of alarm monitoring services.

         The sale of our retail accounts to SAFE represented a major turning point in the progress of our company. As a result of that transaction we disposed of a non-core asset and re-focused our efforts on our core wholesale monitoring business and on our dealer network.

         Most of the proceeds of the sale of the retail accounts went to pay down our line of credit with FINOVA Capital Corporation. Following the retail account sale we entered into a new $45,000,000 line of credit with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland. At the same time, our principal outside investor, TJS Partners, L.P., agreed to restructure its investment in our company, further improving our balance sheet and our ability to expand our core wholesale monitoring business.

         Our revenues consist of recurring monthly revenue ("RMR") payments under written contracts with independent alarm dealers to provide monitoring services to their subscribers. Total revenues increased from $2,733,253 for the fiscal year ended December 31, 1995 to $22,689,132 for the fiscal year ended December 31, 1999. Operating cash flow increased from $251,073 for the fiscal year ended December 31, 1995 to $3,105,173 for the fiscal year ended December 31, 1999. Operating cash flow is defined as earnings before depreciation, amortization, interest expense, income taxes and certain other expenses which are paid for with common stock or warrants. Our loss per share of common stock for the fiscal year ended December 31, 1999, was $0.59 per share. As a result of the sale of our retail account portfolio on June 30, 1999, and our new focus on the wholesale monitoring business, our results for the current fiscal year are not completely comparable to our results for prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of December 31, 1999, we monitored over 400,000 residences and businesses from our national NETWORK of regional central monitoring stations. All of these locations were monitored under contracts with approximately 2,500 alarm dealers for subscriber accounts owned by them. From January 1, 1995 through December 31, 1999, the number of subscriber accounts we monitored increased from approximately 51,471 to 401,000. On December 31, 1999, we provided monitoring services to 84,768 additional subscriber accounts as compared to year end 1998.

         We estimate that our central monitoring stations are currently capable of monitoring at least 750,000 subscriber accounts. We gained additional capacity when we acquired our Chino, California and Seattle, Washington facilities. As a result we expect to be able to monitor 1,000,000 subscriber accounts by the end of 2000, before taking into account any future acquisitions.

         Our network of independent alarm dealers consists of over 2,500 dealers nationwide that are estimated to own approximately 530,000 subscriber accounts, some of which are presently monitored at central stations owned by our competitors. In order to attract new alarm dealers, and to continue to develop our relationships with those dealers already using our central monitoring stations, we host an annual convention for independent alarm dealers. At this meeting, developments in the security industry are discussed and numerous presentations are made by industry experts. This meeting is designed to keep the alarm dealers abreast of new developments in technology, marketing and management as well as new business opportunities.

         We also distribute an "audio magazine" to our network of dealers on a quarterly basis and conduct numerous smaller meetings throughout the year. Our relationships with independent alarm dealers are important because dealers are our primary customers and the principal source of our revenues. We intend to continue to increase the number of subscriber accounts we monitor. In pursuing this goal, we anticipate acquiring additional central monitoring stations and adding additional subscriber accounts as the businesses of our existing alarm dealers grow and through new dealers that join our Dealer Partner Program. Through this program, we offer selected alarm dealers the opportunity to own equity in our company as part of their ongoing relationship with us. See "Business - Dealer Partner Program."

         In the future, we believe that we can develop future business opportunities based on our network of over 2,500 independent alarm dealers representing over 10,000 trained installation and service personnel, expert in low voltage technology. We have also created through our dealers a network of over 400,000 consumers electronically connected to our regional, secure, redundant, UL listed central monitoring stations. We believe that these networks uniquely position us to become key participants in the delivery of in-home services as technologies converge.


INDUSTRY OVERVIEW

         General

         The electronic security alarm industry is characterized by a large number of small individually owned companies involved in security alarm system installation and monitoring. According to Barnes Associates, a well known investment banking and consulting firm in the industry, the top 5 companies account for approximately 45% of the market, with an estimated 10,000-12,000 smaller independent dealers sharing the remainder of the market. While the largest companies in the alarm industry have revenues in the hundreds of million dollars, approximately only 20% of all alarm dealers earned more than $100,000 in gross revenues during 1999. Taken together, however, these independent alarm dealers represent a nationwide presence with expertise in the installation and servicing of low voltage electronic systems. It is the needs of this nationwide market of small independent alarm dealers and the opportunities that it represents that we seek to address.

         We believe that another characteristic of the security alarm industry is its continuing growth. Industry statistics published by Security Sales in the 2000 Security Sales Fact Book, an industry publication, indicate that revenues for the electronic security alarm segment of the security industry grew from $9.7 billion in 1991 to $15.8 billion in 1999. The Central Station Alarm Association, in the summer of 1998 issue of Dispatch, reported that the security services market in the United States is expected to grow at a rate of 6.4% annually between 1998 and 2004.

         The growth in the security alarm industry has been fueled by several factors. We believe the aging of the population and the increase in two career families have both contributed to an increased focus on the security of the home. Security Sales reported in January 1999 that residences without alarm systems are more than twice as likely to be burglarized as those with systems (14.8% vs. 6.6%) and that commercial sites without alarm systems are 4.5 times more likely to be burglarized than those with systems (7.59% vs. 1.66%). Many insurance companies also offer discounts to home and business owners that install alarm systems.

         Several large well-capitalized companies are active in the security alarm industry directly or through subsidiaries, including Western Resources, Inc. and Tyco International, Inc. We believe that these companies were attracted by the fragmented nature of the industry and its growth potential. Additionally, utility and telephone companies are attracted by the similarity between the services provided in the security alarm industry and the services they already perform, which also involve providing services via wire connections in return for monthly fees.

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

THE NEEDS OF THE INDEPENDENT DEALER COMMUNITY

Among the major issues confronting independent alarm dealers are:

         Retaining Customer Accounts

         Independent dealers sell and install alarm systems in homes and businesses and, at the same time, enter into contracts to provide monitoring services, typically with one to five year terms. The dealer generally subcontracts with a third party central station to provide the actual monitoring. The dealer retains as profit the difference between what it charges the subscriber as a monitoring fee and the cost of buying monitoring services from the third party central station plus general and administrative expenses. This recurring monthly monitoring revenue is an important component of a dealer's total revenue stream. According to SDM Magazine's Insider Report for 2000, approximately 33% of dealers' revenues consist of monitoring and service fees.


         Financing

         For most independent dealers, their subscriber accounts represent their most substantial asset. Banks and other commercial lenders, which are a very important source of financing for most small businesses, have historically been unwilling to lend against subscriber accounts as collateral or to provide financing for customer purchases of alarm systems. Because of their more limited access to financing, independent dealers have a difficult task competing with the larger companies who have greater access to capital. This issue has become more pronounced as the market has forced dealers to subsidize the cost of alarm system installations. The limited ability to turn subscriber accounts into the cash needed to support other aspects of their businesses and to be able to offer financing to purchasers of alarm systems is a very important concern of independent dealers.

         Training and Support

         Dealers must not only be financially sophisticated, they must also be able to run their businesses economically and with a relatively small amount of resources, both human and financial. In addition, independent dealers must be able to choose effectively between competing new technologies. Dealers need the tools that will allow them to identify and exploit new opportunities both within the alarm industry and in related fields. Dealers must also be aware of regulatory changes affecting the industry. There are limited resources available to help the independent dealer meet these needs.

         New Business Opportunities

         The skills needed to install security alarm systems can also be applied to the installation of other low-voltage systems such as: closed circuit television, home automation, audio and home entertainment centers and satellite dishes. Many alarm dealers currently provide these services to their subscribers. We believe that application of these same skills can generate other new business opportunities. We are seeking new opportunities for ourselves and our dealers through alliances with providers of services that are complementary with the services that our dealers and we already provide. We believe that potential partners that embrace this vision will desire to offer a broad range of related services without incurring the expense or experiencing the uncertainties of entering unfamiliar product markets or developing a nationwide network of servicing and installing dealers. Independent dealers must be aware of and learn how to respond to new market opportunities if they are to survive and prosper in the future.

BUSINESS

ALARM MONITORING

         Our Relationships with Independent Alarm Dealers

         Our response to the challenges and opportunities presented by the security alarm industry has been significantly influenced by the personal and business experience of two of our founders. Both Ron Davis, the Chairman of the Board of Directors and Steve Rubin, a Senior Vice President, were principals of the Davis Marketing Group, an organization formed in the mid-1970s to provide consulting services to alarm dealers. Davis Marketing evolved into a franchiser of alarm installation businesses, which later became a network of dealers, initially made up of the former franchisees. The network provided its members with group buying, training and education services. In 1990, our company was formed to purchase subscriber accounts from independent alarm dealers for our own portfolio and to acquire an interest in a central monitoring station located in Grand Rapids, Michigan. The initial stockholders (other than the founders) were almost all independent alarm dealers. The relationship with our dealer network remains a key part of our growth strategy. It is this history that has made us keenly aware of, and uniquely able to address the needs of independent alarm dealers and of the opportunities that those needs represent.

         One of the unique aspects of our position in the security alarm industry is what we do not do - we do not sell and install security systems. As a result, we are not viewed as a competitor in the alarm dealer community. Several of our competitors in the monitoring business also sell and install security systems, and some are even leading mass-marketers of low cost system installations.

         Another service we provide our dealers who wish to sell subscriber accounts, or obtain loans using subscriber accounts as collateral, is referral to Security Alarm Financing Enterprises, Inc. (SAFE), with whom we have formed an alliance. This alliance involves SAFE using our central stations to monitor accounts we refer to them which they purchase, paying us commissions for the referrals on accounts they purchase and making SAI their preferred provider of monitoring services. SAFE is an alarm industry specialized financing company that does not sell or install security systems. SAFE's policy is to contract with the selling alarm dealer to continue servicing the underlying alarm system. SAFE also refers all inquiries relating to system enhancements to the selling alarm dealer. This allows dealers to further enhance their businesses. By working with our company and SAFE, dealers can purchase monitoring and obtain financing from companies they view as allies rather than competitors.

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

         Provide High Quality Monitoring Services to Independent Dealers

         A subscriber account represents a stream of income that may continue for many years if the monitoring contracts are extended for additional renewal terms. An enterprising dealer can even increase the value of a subscriber account by selling add-on services such as:

         --   alarm system maintenance and servicing;

         -- two-way voice communications between the subscriber and the central monitoring station; and

         -- cellular telephone or long-range radio backup to the normal land line telephone links to the central monitoring station.

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

         We strive to own and operate superior central monitoring stations with highly efficient equipment and a well-trained staff to deliver high quality monitoring services. All of our central stations are Underwriters Laboratory ("UL") listed. To obtain and maintain a UL listing, a central station must be located in a building meeting UL's structural requirements, have a backup and uninterruptible power supply and have secure telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled. Our central stations are also capable of supporting a full range of add-on services such as two-way voice communications, cellular transmission and long-range radio access.

         Another of our objectives is to substantially increase the number of subscriber accounts to which we provide monitoring services and to increase the profitability of the services we provide. We are adding additional monitoring capacity and continuing the consolidation of our monitoring operations to realize additional economies of scale. We will continue to maintain and further enhance the quality of the services we provide and market to the alarm dealer community. Ron Carr our Senior Vice President for Central Station Operations, leads this effort. Mr. Carr was formerly Director of Telecommunications and Central Station Operations for SecurityLink and, prior to that, Director of Telecommunications for ADT, Inc.

         Increase Monitoring Capacity on a Regional Basis

Our strategy is to complete a network of central stations, with at least one central station located in each of the major geographic regions of the United States. Our recent central station acquisitions were undertaken to increase our monitoring capacity, to expand our monitored subscriber account base and to build our regional network.

         The following acquisitions were undertaken primarily to build our regional network:

         -- Southeast: In December 1996, we purchased the assets of AMJ Central Station Corporation which owned and operated a central station located in the Fort Lauderdale/Pompano Beach, Florida area.

         -- Midwest: In July 1995, we purchased All Security Monitoring Services L.L.C. which owned and operated a central monitoring station located in Des Plaines, Illinois, a suburb of Chicago. In November 1997, we purchased Telecommunication Associates Group, Inc. which owned and operated central monitoring stations located in Euclid, Ohio, a suburb of Cleveland and Austin, Texas. The Austin central station was consolidated into our Houston central station.

         -- Southwest: In June 1998, we purchased Texas Security Central, Inc. which owned and operated central monitoring stations located in Dallas, Texas; San Antonio, Texas and Houston, Texas. The San Antonio central station was consolidated into our Houston central station. In December 1999, we purchased the assets of Monark Central Dispatch, Inc. which owned and operated a central station located in Metairie, Louisiana (which is in the New Orleans area).

         -- West: In May 1998, we purchased the third party monitoring business of Fire Protection Service Corporation which owned and operated a central monitoring station located in Ogden, Utah (which is in the Salt Lake City area). In November 1999, we purchased the assets of Total Electronic Alarm Monitoring, L.L.C. which owned and operated a central station located in Chino, California (which is in the Los Angeles area).

         -- Pacific Northwest: In October 1998, we purchased the assets of World Security Services Corporation which owned and operated a central monitoring station located in Portland, Oregon. In November 1999, we purchased Alarm Monitoring Service, Inc. which owned and operated a central monitoring station located in Seattle, Washington.

         In order to emphasize both our nationwide identity and our regional presence, we have renamed our central stations: SAI Midwest Command Center (Des Plaines, Illinois), SAI Mountain Command Center (Ogden, Utah), SAI North Central Command Center, Inc. (Euclid, Ohio), SAI Northwest Command Centers - Portland (Portland, Oregon), SAI Northwest Command Centers - Seattle, Inc., SAI Southeast Command Center (Pompano Beach, Florida), SAI Southwest Command Centers, Inc. (Dallas, Texas, Houston, Texas and Metairie, Louisiana) and SAI West Command Center (Chino, California).

         We have substantially completed our capital investment project which expanded the capacity of our central monitoring stations to 750,000 monitored alarm systems. We intend to continue our program of expansion. This expansion will principally involve hiring additional personnel, purchasing additional computers and monitoring equipment and leasing additional phone lines. We will then have the opportunity, and challenge, of bringing in additional subscriber accounts to absorb the increased monitoring capacity.

         Integrate Central Station Operations and Realize Economies of Scale

         Historically, our central monitoring stations were separately owned and operated as independent business units by the original owners. Our acquisition and consolidation of the formerly independent monitoring companies has presented us with opportunities to increase the profitability of each of these operations. We seek to exploit these opportunities by eliminating duplicative efforts. Under this program:

         --   We have implemented a single centralized accounting system.

         -- We have created a centralized billing, customer service and collections department to service all of our central monitoring stations.

         -- We will continue the consolidation of monitoring operations into regional central monitoring stations.

         Utilizing the additional monitoring capacity in our central stations means that the incremental cost of servicing additional subscriber accounts should be substantially reduced. This can be illustrated by the acquisition in August 1998 of Reliance Protection Services, Ltd., a central monitoring station located in Schaumburg, Illinois. In that transaction, the physical facility located in Schaumburg was not purchased. Instead, all of the subscriber accounts monitored there were transferred in bulk, along with certain equipment and software, to our central station located in Des Plaines, Illinois. Only five additional personnel were necessary to accommodate the additional 11,500 subscriber accounts. By contrast, the old Reliance operation required twelve full-time employees plus a leased facility and associated expenses.

         We have also realized economies of scale through the consolidation of the subscriber account bases of the following central monitoring stations:

         -- Security Associates Command Center II, L.L.C. (located in Grand Rapids, Michigan) and Guardian Security, Inc. (located in Columbus, Ohio) into the Euclid, Ohio central monitoring station.

         -- Northern Central Station, Inc. (located in New Jersey) into the Des Plaines, Illinois central monitoring station.

         -- Telecommunication Associates Group, Inc. (formerly monitored out of Austin, Texas), and Alarm Central Monitoring, Inc. (located in Dallas, Texas) into the Texas Security Central, Inc. central monitoring stations located in Houston and Dallas, Texas, respectively. The San Antonio facility of Texas Security Central, Inc. was also consolidated into the Houston central station.

Further consolidations will take place as we deem appropriate.

         Maintain and Enhance the Quality of Monitoring Services

         In the normal course of our business, we sometimes experience cancellation of accounts for various reasons, some of which are beyond our control. Accounts may be lost because, for example, dealers go out of business or subscribers relocate. Accounts may also be lost because of problems with service. Among the initiatives undertaken by us are the implementation of a statistical quality control system and a formal training and advancement program. We also conduct continuous reviews of the operations of each of our central monitoring stations to improve the functionality and profitability of our monitoring services.

         Previously, each of our central monitoring stations used slightly different event monitoring software and hardware. However, we have recently conformed and upgraded the computer systems used in all of our central stations, except for our Louisiana central station, which we are in the process of changing. We expect this process to be completed in the second quarter of 2000. The upgrade is designed to:

         -- Standardize the central station information systems to allow better information flow between the central stations.

         -- Allow more efficient information exchange between the central stations and the home office.

         -- Create fully redundant systems in case of system failure in one or more of the central stations.

         --   Increasing the efficiency of our customer service department.


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

         Implement Central Station Based Regional Marketing Program

         We have reorganized and changed the focus of our sales force. In the past, for our growth we relied on the existing subscriber account base of the acquired central monitoring stations and the "natural increase" in subscriber accounts that occurs as alarm dealers who are already customers install additional alarm systems. Additionally, our sales force was centrally located and approached alarm dealers on a national basis. We have redirected our sales effort by organizing a decentralized sales force based in our central monitoring stations. The design of our marketing programs has remained a home office function.

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

         As part of our relationship oriented strategy, we have implemented a program (the "Dealer Partner Program", formerly known as the Strategic Partner Program) that allows dealers to become equity owners of our company. See "Business-Dealer Partner Program."


DEALER FINANCING PROGRAMS

         General

         Alarm dealers, like many other small businesses, from time to time need financing in order to operate and grow their businesses. The reasons a dealer might need access to cash are extremely varied and include the need to manage cash shortfalls, to finance expansion or inventory, and to subsidize the costs of system installations. In addition, many dealers would like to be able to offer financing for potential purchasers of alarm systems. As is common with small businesses, access to capital is limited. Access to bank financing is also limited for both the dealers and for their customers who may wish to finance the purchase of the alarm system. For many dealers, the most significant assets they own are the contract rights for monitoring the subscriber accounts. Unfortunately, such contract rights are generally not treated as tangible assets against which banks, or other traditional lending institutions, will lend on a secured basis. This situation creates a dilemma for dealers, and an opportunity for us to strengthen our relationship with our alarm dealers because we are able to accurately assess the value of these assets and assist dealers in obtaining financing.

         Steve Rubin heads our dealer financing programs. Mr. Rubin has over twenty-eight years of experience counseling alarm dealers as to their financing options and assisting them with their financing needs.

         Sale of Subscriber Accounts

         One method of financing that has developed in the security alarm industry is the sale of subscriber accounts to third parties. While we no longer purchase subscriber accounts, we do offer a referral program for our dealers, through Security Alarm Financing Enterprises, Inc. (SAFE). In a typical transaction, the alarm dealer will sell subscriber contracts for a price that is a multiple of the current monthly payment amount generated by that subscriber account. This monthly payment amount is commonly called RMR in the industry, which stands for recurring monthly revenue. For example, if a single contract provided for monthly payments of $25 per month it might sell for $750, or thirty times RMR.

         Assisting Dealers in Obtaining Loans

         Because high quality subscriber accounts represent a reliable future stream of revenue with little incremental costs, some dealers prefer to borrow using their subscriber accounts as collateral. As previously mentioned, banks have historically been reluctant to lend against subscriber accounts as collateral. We believe that only three sizable finance companies exist with active lending programs in the industry and their lending capacity is relatively small compared to what we believe is the potential demand for loans secured by accounts.

         Because of our familiarity with the security industry, our strategic alliance with SAFE and our knowledge of other potential lenders, we believe we are well prepared to assist alarm dealers in obtaining loans.


         The SAFE Loan Program

         In November of 1999, SAFE introduced its loan program, under which it will lend to qualified dealers for periods of up to 60 months, secured by dealer owned monitoring accounts. We refer qualified Dealers to SAFE and attempt to facilitate the loan approval process. Because the SAFE program is presently only available for loan transactions in excess of $500,000 we also refer dealers to other lenders under our ValueBuilder Program.

         The ValueBuilder Program

         The ValueBuilder program was developed to assist alarm dealers in obtaining customer financing for installed alarm systems, to allow alarm dealers to obtain substantial discounts on alarm equipment and to compete in the "low" or "no" money down market.

         Under this program, dealers are able to obtain financing for their customers, which is repaid in 36 to 60 months. From the customer's point of view, only a small down payment is required to purchase the system. The subscriber account and its revenue stream secure the loan. In the event the account cancels during the first year of the program, the dealer is required to provide another account and its revenue stream to secure payment to the finance company that advanced the funds. At the end of the repayment period, the dealer retains all rights to the subscriber account and the revenue stream it generates.

         As an additional incentive for participating in the ValueBuilder program, we issue shares of common stock to participants based on the number of ValueBuilder accounts monitored at our central monitoring stations.

         Dealers participating in ValueBuilder build equity in two ways. They retain the equity represented by their ownership of the subscriber monitoring accounts and they gain an ownership interest in our company as well.

         All dealers participating in the ValueBuilder program must agree that any new subscriber account that uses the program must be monitored at one of our central monitoring stations.

DEALER PARTNER PROGRAM

         Under the Dealer Partner Program, dealers enter into contractual relationships with us whereby they agree to transfer or retain some or all of their subscriber accounts at one of our central stations. The dealer must agree that during the term of the contractual relationship with us it will not transfer the subscriber accounts monitored by us to a competitor's central monitoring station. In return, we issue the dealer a negotiated amount of common stock. This stock is issued solely for entering into the contractual relationship with us and without any cash payment by the dealer.

         The stock may be issued alone, or together with other inducements that we may offer from time to time. We believe that this program is attractive to many alarm dealers, especially in light of the fact that we will also be providing them with high quality monitoring services at competitive rates.

         Twenty-five percent of the stock issued to a dealer under the Dealer Partner Program will be freely tradable upon issuance. The remaining 75% will have restrictions on transfer that will be removed in three equal annual increments. If the dealer defaults on its obligations under the Dealer Partner Program, the dealer will forfeit all of the stock as to which the restrictions have not yet been removed, but will retain the balance of the stock.

         A dealer will be deemed to be in default on its obligations under the Dealer Partner Program if the dealer (or any party he sells his subscriber accounts to) transfers the covered subscriber accounts to a competitor's central station or fails to comply with our rights of first refusal, unless waived by us, during the term of the contractual relationship. The right of first refusal is the right we retain to meet or beat the terms of any offer by another company to purchase the dealer's subscriber accounts. Since we no longer purchase subscriber accounts, we refer purchase opportunities to Security Alarm Financing Enterprises, Inc.

         The Dealer Partner Program is a central component of our business plan.

DEALER SUPPORT STRATEGY

         Offer High Quality Support Programs

         The marketplace in which the independent alarm dealer competes is undergoing rapid change. The presence of large, well-capitalized companies creates a much more competitive environment. It is in this context that we believe our ongoing educational and management development program is not only valuable to our network of alarm dealers, but also can add depth and permanence to our relationships with independent dealers. Our efforts are headed by Ron Davis, Chairman of the Board, with more than twenty-eight years of experience as a speaker and author on a broad range of subjects concerning the security alarm industry, independent alarm dealers and the changes in the marketplace that have and will continue to impact them.

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

         Our Audio Insight program supplements these activities. Audio Insight is an audio magazine that is distributed quarterly. Each edition of Audio Insight is a cassette of about one hour in length, which contains ideas, interviews and insights relating to the alarm industry, hosted by Mr. Davis. We also distribute camera-ready consumer newsletters that can be customized by alarm dealers for mailing to their own customer base as a marketing tool. The Audio Insight cassette and the consumer newsletter program are only available to affiliates of our dealer network.

         Assist Dealers in Exploiting Future Opportunities

         We anticipate that new business opportunities for alarm dealers will continue to develop as a result of "bundling". Bundling involves providing a range of complementary or similar services, such as local and long distance telephone services, cable television programming and alarm monitoring all billed monthly on a single invoice. We anticipate that at least some bundlers will include alarm monitoring in the services they provide and may wish to "outsource" much of the installation, service and monitoring functions. We expect the technologies by which such services as telecommunications, entertainment and security are delivered to converge with the Internet. Because of the size and geographic diversity of our dealer network, we intend to present our company to the bundlers and service providers as an easy and cost-effective way of approaching independent installers and their customers. We believe that the collective strength of our independent dealer network enables us to more effectively exploit emerging market opportunities.

         Build a Deeper Relationship with Independent Dealers

         We view our overall marketing strategy as an attempt to build a broad range of relationships with independent alarm dealers through which we can develop and market a range of services designed to address alarm dealer needs and build recurring revenue for our dealers and us. Our strategy is built around the premise that dealers are best served when our regional central monitoring station personnel develop a personal relationship with them. To implement this strategy we have developed a force of regional dealer liaison personnel based in each of our central stations. These dealer liaisons provide personalized one stop service to alarm dealers to address their individual needs as they arise. Their efforts are supplemented by meetings of central station based user groups and a national advisory council.

         We implemented our user group and national council programs to gain dealer insight into the quality of the services that we provide. Each of our central stations has a user group of alarm dealer customers in its service area. These user groups meet periodically and serve as a regular source of feedback for both the central stations and for our company as a whole. We also plan to utilize the user groups as forums at which we can test the attractiveness and demand for proposed new services before making major commitments of time and money to new programs. In addition, we have formed a national advisory council made up of representatives of our regional dealer user groups. We meet with the members of our national council twice a year. One of these meetings occurs at our annual conference.

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

SALE OF RETAIL PORTFOLIO TO SAFE

         Sale of Retail Portfolio

         On June 30, 1999, we sold our portfolio of approximately 27,000 retail subscriber accounts to Security Alarm Financing Enterprises, Inc. (SAFE). SAFE is a leading finance company serving independent alarm dealers. We will continue to monitor these accounts and we are SAFE's preferred provider of alarm monitoring services.

         The total transaction value was $22,800,000, of which $1,800,000 was a loan extended by SAFE to SAI. The loan is due in one year and bears interest at the rate of 8% per year. The loan will be considered paid in full if during the term of the loan we refer to SAFE $230,000 in recurring monthly revenue ("RMR") from alarm dealers for purchase or for collateral for loans, which SAFE then closes, under SAFE's financing programs. If we refer $230,000 or more in RMR the first year which SAFE purchases, we will receive commissions that are calculated from the first dollar of RMR referred and purchased. We have the opportunity to earn additional commissions in the second and third year of our referral agreement if we refer and SAFE closes on $460,000 and

$690,000 in RMR, respectively. As of March 8, 2000, SAFE has closed on transactions representing a total of $37,663 in RMR.

         The sale of our retail accounts to SAFE allows us to fully concentrate our resources on our primary business of providing wholesale monitoring services to independent alarm dealers.

FINANCIAL RESTRUCTURING

         New Line of Credit for Acquisitions

         On September 30, 1999, we refinanced our previous $30,000,000 line of credit with FINOVA Capital Corporation. This previous line of credit had a principal balance outstanding of approximately $6,600,000 on the closing date. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consists of a term loan and an acquisition line of credit. The term loan is in the principal amount of $7,000,000, which covered our existing indebtedness to FINOVA (approximately $6,600,000) as well as transaction costs for the refinancing (approximately $390,000) and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring stations. We may draw on this line of credit through March 31, 2001. On March 6, 2000, we entered into a second amendment to loan instruments which created a $1,000,000 capital expenditure line and a line of credit up to $2,000,000 to cover contingent obligations related to the SAFE attrition guarantee and referral obligation. This combined $3,000,000 was taken out of, and thereby reduced, the acquisition portion of the $45,000,000 facility discussed above.

         Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75% or the LIBOR rate plus 3.5%, at SAI's discretion. The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. The loans mature in five years.

         Restructuring of TJS Partners' Investment

         On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., our principal stockholder. Pursuant to this agreement:
(i) $10,000,000 of subordinated debt and accrued interest owed by us to TJS Partners, L.P.; (ii) 66,910 shares of Convertible Preferred Stock; and, (iii) 500,000 shares of 12% Redeemable Preferred Stock, together with all accrued dividends, which were held by TJS Partners, L.P., were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

         The Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 13,570,900 shares of our common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         The holder of Series A Convertible Preferred Stock is entitled to vote on all matters on which holders of our common stock are entitled to vote, on an as-converted basis. However, the total voting power of all securities owned by the holder of Series A Convertible Preferred Stock is limited to a maximum of 45% of the total number of votes eligible to vote on a matter submitted to our stockholders.

         In connection with the restructuring, our By-laws were amended to increase the percentage of votes required to approve matters presented to the stockholders from a simple majority to requiring greater than sixty (60) percent. This super-majority provision will be in effect for as long as TJS Partners, L.P. owns 30% of our common stock on an as-converted basis. Additionally, for so long as TJS Partners, L.P. owns at least fifteen percent (15%) of our common stock on an as-converted basis, our Board of Directors will consist of five directors.

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

         TAG was a third-party alarm monitoring company that served approximately 98,000 subscriber accounts (which included approximately 48,000 two-way voice accounts which were scheduled to be, and were, returned to the owner's central monitoring station by December 31, 1998) and 350 independent alarm dealers from central monitoring stations located in Euclid, Ohio and Austin, Texas. The Austin central station was subsequently consolidated into our Houston central station.

         Acquisition of Texas Security Central, Inc.

         On June 17, 1998, we purchased all of the outstanding capital stock of Texas Security Central, Inc., a Texas corporation ("TSC") from unaffiliated parties.

         The purchase price was $6,846,000, which was paid in cash at closing. $4,450,000 of the purchase price was financed by drawing on our existing credit facility with FINOVA and the remainder of the purchase price was financed from our general corporate funds. The acquisition was accounted for under the purchase method for financial reporting purposes. TSC was a third-party alarm monitoring company that served approximately 65,000 alarm monitoring subscribers and approximately 300 independent alarm dealers from central monitoring stations located in Dallas, Texas; Houston, Texas and San Antonio, Texas. The San Antonio central station was consolidated with the Houston central station in the third quarter of 1999.

         Acquisition of Alarm Monitoring Services, Inc.

         On November 5, 1999, we purchased all of the outstanding capital stock of Alarm Monitoring Services, Inc., a Washington corporation ("AMS") from Herbert Warrick, Ramona Warrick and Russell VanDevanter, who are unaffiliated with SAI and were the sole stockholders of AMS.

         The purchase price, which was based on the fair market value of the assets of AMS and its underlying customer base and arrived at by arm's length negotiations between the parties, was $4,000,000, which was paid in cash at closing. The purchase price was financed by drawing on SAI's existing credit facility with FINOVA Capital Corporation and Citizens Bank of Massachusetts. The acquisition will be accounted for under the purchase method for financial reporting purposes.

           AMS is a third-party alarm monitoring company serving approximately 20,000 alarm monitoring subscribers and approximately 150 independent alarm dealers from a central monitoring station located in Seattle, Washington.

OTHER CENTRAL STATION ACQUISITIONS

         --   Alert Answering Service

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

         --   Guardian Security Systems, Inc.

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

         -- Monitoring Business of Fire Protection Services Corporation D/B/A Mountain Alarm

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

         --   Reliance Protection Services, Ltd.

              On July 17, 1998, we purchased all of the outstanding capital stock of Reliance Protection Services, Ltd., an Illinois corporation ("Reliance") from unaffiliated parties.

              Reliance was a third-party alarm monitoring company that served approximately 12,000 alarm monitoring subscribers and approximately 100 independent alarm dealers from a central monitoring station located in Schaumburg, Illinois. All of the subscriber accounts monitored by Reliance were moved into our Des Plaines central station.

         --   World Security Services Corp.

              On October 13, 1998, we purchased all of the assets of World Security Services Corp., an Oregon corporation ("World") from an unaffiliated party.

              World was a third-party alarm monitoring company that served approximately 20,000 alarm monitoring subscribers and approximately 180 independent alarm dealers from a central monitoring station located in Portland, Oregon

         --   Alarm Central Monitoring, Inc.

              On October 23, 1998, we purchased all of the outstanding capital stock of Alarm Central Monitoring, Inc., a Texas corporation ("ACM") from unaffiliated parties.

              ACM was a third-party alarm monitoring company that served approximately 13,000 alarm monitoring subscribers and approximately 50 independent alarm dealers from a central monitoring station located in Dallas, Texas. All of the subscriber accounts monitored by ACM were moved into the central station located in Dallas, Texas.


         --   Total Electronic Alarm Monitoring, L.L.C.

              On November 5, 1999, we purchased all of the assets of Total Electronic Alarm Monitoring, L.L.C., a California limited liability company ("TEAM") from an unaffiliated third party.

              TEAM is a third-party alarm monitoring company serving approximately 5,000 alarm monitoring subscribers and approximately ten independent alarm dealers from a central monitoring station located in Chino, California.

         --   Monark Central Dispatch, Inc.

              On December 8, 1999, we purchased all of the assets of Monark Central Dispatch, Inc., a Louisiana corporation ("Monark") from an unaffiliated third party.

              Monark is a third-party alarm monitoring company serving approximately 35,000 alarm monitoring subscribers and approximately 400 independent alarm dealers from a central monitoring station located in Metairie, Louisiana.

         The aggregate purchase price for all of these smaller central station acquisitions was approximately $6,656,960 plus 218,741 shares of our common stock which was valued at $802,740 on the dates of the acquisitions.

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

         Our monitoring services compete with those offered by an estimated 250 companies which offer contract monitoring services from UL listed facilities. Most of these companies are small, local operations, however, several are larger and better financed than we are. In addition, we believe there are approximately 1,500 to 2,000 non-UL listed facilities.

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

REGULATORY MATTERS

         A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

         -- subjecting alarm monitoring companies and/or subscribers to fines or penalties for transmitting false alarms,

         -- requiring permits for individual alarm systems and revoking such permits following a specified number of false alarms,

         --   imposing fines on alarm subscribers for false alarms,

         -- imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and

         -- requiring further verification of an alarm signal before the police will respond.

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

         Our alarm monitoring business utilizes telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines and the type of equipment that may be utilized in telephone line transmissions are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

LEGAL PROCEEDINGS

See Item 3- Legal Proceedings.

EMPLOYEES

         At December 31, 1999, we employed 407 individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relationships with our employees are good.


ITEM 2.  PROPERTIES

         Our executive offices are located at 2101 South Arlington Heights Road, Arlington Heights, Illinois and our central monitoring stations are located at:

         -- 2116 South Wolf Road, Des Plaines, Illinois;

         -- 1471 S.W. 12th Avenue, Pompano Beach, Florida;

         -- 1514 East 191 Street, Euclid, Ohio;

         -- 9750 Brockbank, Dallas, Texas;

         -- 12610 Richmond Avenue, Houston, Texas;

         -- 3320 North Woodlawn Avenue, Metairie, LA;

         -- 4507 North Channel Avenue, Portland, Oregon;

         -- 1249 N.E. 145th, Seattle, WA;

         -- 2178 Washington Boulevard, Ogden, Utah; and

         -- 13937 Magnolia Ave., Chino, California.

         All of our facilities are leased. The following is a summary of the term for each of our leases:

         -- The Arlington Heights lease expires December 31, 2002, but can be renewed by us at our option for one additional five year term;

         --   The Des Plaines lease expires December 31, 2000;

         -- The Pompano Beach lease expires December 31, 2003, but can be renewed by us at our option for one additional five year term;

         -- The Euclid lease expires December 31, 2004, but can be renewed by us at our option for one additional five year term;

         -- The Dallas lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

         -- The Houston lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

         --   The Metairie lease is a month-to-month lease;

         -- The Portland lease expires May 31, 2003, but can be renewed by us at our option for one additional three year term;

         -- The Seattle lease expires May 31, 2002, but can be renewed by us at our option for two additional five year terms;

         -- The Ogden lease expires May 8, 2003. We do not have an option to renew this lease; and

         -- The Chino lease expires November 30, 2003. We do not have an option to renew this lease.

         ITEM 3.  LEGAL PROCEEDINGS

         From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote to our security holders during the fourth quarter of fiscal 1999.

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


                                                                       HIGH BID                     LOW BID
                                                                       --------                     -------
1998
First Quarter (through March 3, 1998)                                   $5.625                       $4.50

                                                                                LAST REPORTED SALES
                                                                         HIGH                         LOW
1998
First Quarter (March 4, 1998 to March 31, 1998)                         $8.50                        $5.25
Second Quarter                                                          $7.06                        $5.25
Third Quarter                                                           $5.75                        $4.44
Fourth Quarter                                                          $4.50                        $3.94

1999
First Quarter                                                           $5.00                        $2.50
Second Quarter                                                          $3.44                        $2.50
Third Quarter                                                           $3.38                        $2.50
Fourth Quarter                                                          $3.94                        $1.50

2000
First Quarter (through March 8, 2000)                                   $3.375                         $2.00


           On March 8, 2000, the last reported sale price of our common stock was $3.125 per share. At March 8, we had approximately 240 stockholders of record, not including beneficial owners whose stock is held in street name.

Dividend Policy

           We currently anticipate that we will retain all of our earnings for development of our business, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, on our common stock will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, loan covenants and such other factors as the Board of Directors may deem relevant. Payment of dividends is subject to satisfaction of covenants contained in our loan agreement with FINOVA and Citizens Bank of Massachusetts.

RECENT SALES OF UNREGISTERED SECURITIES

         Since January 1, 1997, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

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

         On January 6, 1998, when he joined the Board of Directors, Mr. Jones was awarded options to purchase 10,000 shares of our common stock, at an exercise price of $6.00 per share. These options were to expire on December 31, 2002. On July 8, 1999, the Board extended the expiration date of Mr. Jones options to July 8, 2005.

         On January 6, 1998, ProFinance Associates, Inc. was issued options to purchase 25,000 shares of common stock at a price of $6.00 per share. These options were to expire on December 31, 2002, and were issued in partial consideration of brokerage services rendered to us. Michael B. Jones, currently one of our directors, is a principal of ProFinance Associates, Inc. On July 8, 1999, the Board extended the expiration date of these options to July 8, 2005. These options were subsequently transferred in to a family trust.

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

         On March 31, 1999, we issued 35,160 shares of common stock to a former employee as a distribution from our Supplemental Employees' Retirement Plan upon his termination as an employee. These shares were registered on Form S-8 on May 6, 1999.

         On March 31, 1999, we issued 1,088 shares of common stock to Kismet Group, Ltd. in payment for services.

         On March 31, 1999, we issued the following shares of common stock to the following employees, as stock bonuses for their performance as employees. These shares were later registered on Form S-8 on May 6, 1999:

         Gregory A. Hunigan, 1,264 shares
         Timothy J. Newman, 1,113 shares
         James N. Jennings, 1,937 shares
         John Mailander, 1,170 shares
         Donald M. Young, 1,682 shares
         Rodney L. Hooker, 1,134 shares
         David K. Brown,1,426 shares
         Mark Burnett, 600 shares
         David S. Smith, 1,248 shares
         Henry Scheibe, 249 shares
         Glenn Seaburg, 1,108 shares

         On May 24, 1999, we issued 23,440 shares of common stock to a former employee as a distribution from our Supplemental Employees' Retirement Plan upon his termination as an employee. These shares were registered on Form S-8 on May 6, 1999.

         On June 21, 1999, we issued the following shares of common stock to the following employees, as terminating distributions from our Supplemental Employees' Retirement Plan:

         James S. Brannen, 56,662 shares
         Ronald I. Davis, 56,662 shares
         Stephen Rubin, 35,160 shares
         Daniel S. Zittnan, 35,160 shares
         Ronald J. Carr, 35,160 shares
         Karen B. Daniels, 21,975 shares
         Howard Schickler, 17,580 shares

These shares were registered on Form S-8 on May 6, 1999.

         On July 8, 1999, we issued stock options to the following individuals to purchase the following numbers of shares of common stock, as awards under our Stock Option Plan:

              Michael B. Jones, options to purchase 25,000 shares Douglas J. Oberlander, options to purchase 25,000 shares James S. Brannen, options to purchase 210,000 shares Ronald I. Davis, options to purchase 210,000 shares Stephen Rubin, options to purchase 210,000 shares
              Daniel S. Zittnan, options to purchase 300,000 shares Ronald J. Carr, options to purchase 300,000 shares Howard Schickler, options to purchase 150,000 shares Karen B. Daniels, options to purchase 150,000 shares

         The underlying shares of common stock are registered on Form S-8; the options to purchase the shares are not registered.

         On June 30, 1999, we issued 1,343 shares of common stock to Kismet Group, Ltd. in payment for services.

         On September 30, 1999, we issued 1,653 shares of common stock to Kismet Group, Ltd. in payment for services.

         On December 30, 1999, we issued 1,846 shares of common stock to Kismet Group, Ltd. in payment for services.

         No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers. We received no cash consideration.

TJS Partners, L.P.'s Investments

         During 1997, TJS, our principal stockholder, exercised options to purchase 14,106.55 shares of Convertible Preferred Stock, each of which was convertible into 100 shares of our common stock, for an aggregate purchase price of $821,290, and a warrant to purchase 15,000 shares of Convertible Preferred Stock for an aggregate purchase price of $3,750,000. Each option and warrant exercise is detailed below under "Exercise of Options."

         During 1998, TJS exercised options to purchase 2,075 shares of Convertible Preferred Stock for an aggregate purchase price of $245,000. Each option exercise is detailed below under "Exercise of Options." TJS also purchased 155,835 shares of

Redeemable Preferred Stock, which accrued dividends at the rate of 12% a year, on June 1, 1998, for a purchase price of $1,558,350.

         During 1999, TJS exercised options to purchase 250 shares of Convertible Preferred Stock for an aggregate purchase price of $25,000.

         On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS. Pursuant to this agreement: (i) $10,000,000 of subordinated debt and accrued interest owed by us to TJS, (ii) 66,910 shares of Convertible Preferred Stock; and, (iii) 500,000 shares of Redeemable Preferred Stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

         The Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 13,570,900 shares of our common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         The holder of Series A Convertible Preferred Stock is entitled to vote on all matters on which holders of our common stock are entitled to vote, on an as-converted basis. However, the total voting power of all securities owned by the holder of Series A Convertible Preferred Stock is limited to a maximum of 45% of the total number of votes eligible to vote on a matter submitted to our stockholders.

         In connection with the restructuring, our By-laws were amended to increase the percentage of votes required to approve matters presented to the stockholders from a simple majority to requiring greater than sixty (60) percent. This super-majority provision will be in effect for as long as TJS owns 30% of our common stock on an as-converted basis. Additionally, for so long as TJS owns at least fifteen percent (15%) of our common stock on an as-converted basis, our Board of Directors will consist of five directors.

         During 1999, TJS exercised options to purchase 650 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $71,250.

     No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.

Exercise of Options and Warrants

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

         On April 22, 1997, TJS exercised options to purchase 5,215.88 shares of Convertible Preferred Stock for a total consideration of $233,369.

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

         On November 5, 1997, TJS exercised a warrant to purchase 15,000 shares of Convertible Preferred Stock (which is convertible to common stock, at a ratio of 1 to 100), for a total consideration of $3,750,000.

         On November 6, 1997, Irwin Jacobson exercised options to purchase 12,500 shares of common stock for a total consideration of $7,125.

         On November 6, 1997, Mark Scharmann exercised options to purchase 12,500 shares of common stock for a total consideration of $7,125.

         On November 12, 1997, TJS exercised options to purchase 8,761.55 shares of Convertible Preferred Stock for a total consideration of $563,671.

         On December 6, 1997, TJS exercised options to purchase 250 shares of Convertible Preferred Stock for a total consideration of $14,250.

         On December 7, 1997, Mark Scharmann exercised options to purchase 10,000 shares of common stock for a total consideration of $10,000.

         On December 23, 1997, TJS exercised options to purchase 100 shares of Convertible Preferred Stock for a total consideration of $10,000.

         On May 5, 1998, Mark Scharmann exercised options to purchase 10,000 shares of common stock for a total consideration of $10,000.

         On June 1, 1998, Fred Figge exercised options to purchase 12,500 shares of common stock for a total consideration of $25,000.

         On June 5, 1998. TJS exercised options to purchase 225 shares of Convertible Preferred Stock for a total consideration of $35,000

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

         On August 18, 1998, TJS Partners, L.P. exercised options to purchase 1,600 shares of Convertible Preferred Stock for a total consideration of $160,000.

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

         On November 23, 1998, TJS Partners, L.P. exercised options to purchase 250 shares of Convertible Preferred Stock for a total consideration of $50,000.

         On June 21, 1999, Tom Hagedal exercised options to purchase 10,000 shares of common stock for an aggregate exercise price of $10,000.

         On June 21, 1999, Harold Burgwald exercised options to purchase 10,000 shares of common stock for an aggregate exercise price of $10,000.

         On June 21, 1999, Beverly Davis exercised options to purchase 5,000 shares of common stock for an aggregate exercise price of $5,000.

         On October 10, 1999, Raymond Hoven exercised options to purchase 40,000 shares of common stock for an aggregate exercise price of $40,000.

         On October 10, 1999, Buttonwood Advisory Group, Inc. exercised options to purchase 25,000 shares of common stock for an aggregate exercise price of $31,250.

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

USE OF PROCEEDS OF SECURITIES SOLD PURSUANT TO OUR REGISTRATION STATEMENT

         On October 20, 1997, our first Registration Statement on Form S-1 under the Securities Act was declared effective. A subsequent Registration Statement on Form S-1 (Registration # 33-49897) pursuant to Rule 429 of the Securities Act was declared effective on April 22, 1998. The Registration Statements cover 2,000,000 shares of our common stock and warrants to Purchase up to 2,000,000 shares of such common stock, to be issued by us: (i) in connection with offerings to alarm dealers under Rule 415(a)(1)(ix) of Regulation C promulgated under the Securities Act; (ii) in connection with the acquisition of other business, real or personal properties, or securities in business combination transactions in accordance with Rule 415(a)(1)(viii); and otherwise under Rule
415. The Registration Statements also cover 1,778,088 shares of common stock which may be offered for sale by certain selling stockholders ("Selling Stockholders") under Rule 415(a)(1)(i) and 415(a)(iii). The offering by us commenced on October 20, 1997 and is continuing. We will not receive any proceeds from the securities issued by us pursuant to the Dealer Partner Program. However, the exercise of the warrants will require the exercising warrantholder to pay us $6.00 per share of common stock purchased upon exercise.

         No underwriter has been engaged in connection with the offering. The aggregate offering price of the common stock and warrants registered on our behalf was $12,000,000 and the aggregate offering price of the common stock registered on behalf of the Selling Stockholders was $10,666,248. No separate offering price was assigned to the warrants.

1999 sales of registered securities were as follows:

         On March 5, 1999, we issued an aggregate of 22,048 shares of common stock to alarm dealers in connection with our Dealer Partner Program.

         On March 12, 1999, we issued 4,052 shares of common stock to an alarm dealer as partial payment for substantially all of its alarm monitoring assets.

         On March 31, 1999, we issued an aggregate of 42,720 shares of common stock to alarm dealers in connection with our Dealer Partner Program.

         On June 25, 1999, we issued 1,343 shares of common stock to an alarm dealer as partial payment for substantially all of its alarm monitoring assets.

         On June 25, 1999, we issued 4,880 shares of common stock to an alarm dealer as partial payment for substantially all of its alarm monitoring assets.

         On July 21, 1999, we issued an aggregate of 22,900 shares of common stock to alarm dealers in connection with our Dealer Partner Program.

         On August 18, 1999, we issued 29,741 shares of common stock to an alarm monitoring company as partial payment for substantially all of its alarm monitoring assets.

         On October 21, 1999, we issued 7,410 shares of common stock to an alarm dealer in connection with our Dealer Partner Program.

         On October 27, 1999, we issued 100,000 shares of common stock to an alarm monitoring company as partial payment for substantially all of its alarm monitoring assets.

         On December 30, 1999, we issued an aggregate of 58,796 shares of common stock to alarm dealers in connection with our Dealer Partner Program.

         If any shares were sold by the Selling Stockholders they were sold in independent transactions arranged by those Stockholders individually, and we are unable to determine the number of shares sold or the amounts realized in those sales.

         We estimate that from October 20, 1997 through December 31, 1999, we incurred a total of $262,679 in expenses in connection with the offering. Those expenses are estimated to be as follows: legal $127,500; accounting $63,500; printing $64,225 and registration fees $7,454. All of these expenses represent payments to unrelated third parties and there were no direct or indirect payments to our directors or officers or their associates, or to any party owning ten percent or more of any class of our equity securities or any of our affiliates. To date we have issued 427,698 shares of common stock and warrants to purchase 121,104 shares of common stock in connection with the offering.

         SELECTED FINANCIAL DATA

         The following selected financial data for the fiscal years ended 1997 through 1999 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected financial data for the fiscal year ended 1995 and 1996 is derived from audited financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

                                    (in thousands, except per share data)

                                                                Years Ended December 31,
                                                                                    Pro Forma               Pro Forma
                                      1995        1996        1997         1998      1998(1)       1999     1999(2)
                                    ---------- ----------- ------------ ----------- ----------- -----------
Statement of Operations Data:                                                       (unaudited)             (unaudited)

Revenues......................        $2,733     $ 3,782      $10,814      $20,203    $17,146      $22,689    $18,969
Operating (loss)..............        $ (389)    $  (591)     $(2,662)     $(3,406)   $(2,130)     $(2,931)   $(2,592)
Net (loss) available to
  common stockholders.........        $ (947)    $(1,718)     $(4,938)     $(6,798)   $(3,904)     $(4,047)   $(4,631)
Net loss per share............        $ (.26)    $  (.47)     $ (1.16)     $ (1.06)   $  (.61)     $  (.59)   $  (.66)
Shares used in computing net
  income per share............     3,665,642   3,669,343    4,266,151    6,394,048  6,429,048    6,897,200  6,980,533


-----------------------------
(1) The pro forma data for the year ended December 31, 1998, gives effect to all acquisitions made during fiscal year 1998 and the sale of our owned subscriber accounts as if they had occurred January 1, 1998.
(2) The pro forma data for the year ended December 31, 1999, gives effect to the sale of our owned subscriber accounts as if it had occurred on January 1, 1999.


                                                                Years Ended December 31,
                                         1995            1996             1997             1998             1999
                                    --------------- ---------------- ---------------- ---------------- ---------------
Balance Sheet Data:

Cash and cash equivalents.....         $    54         $   632           $ 5,522         $ 1,481          $   631
Working capital (deficit).....         $(2,699)        $(4,518)          $ 1,625         $(4,450)         $(3,849)
Total assets..................         $ 6,030         $16,533           $36,009         $47,526          $33,341
Total debt....................         $ 6,862         $12,790           $22,919         $35,981          $14,287
Total stockholders' equity
  (deficit)...................         $(2,043)        $ 1,269           $ 7,231         $ 3,869          $14,166


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

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






                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data:

                                                                  Years Ending December 31,
                                                          (In thousands, except per share data)
                                                               1997         1998          1999
                                                           ------------- ------------ -------------

Net Revenue                                                  $10,814       $20,203      $22,689

Operating Unit Expense                                         7,018        12,610       14,900
                                                              ------        ------       ------

Operating Unit Margin                                          3,796         7,593        7,789

Operating Expenses:

          Amortization & depreciation                          3,704         6,288        5,714

          General & administrative                             1,595         2,488        2,546

          Selling, marketing & business development              297         1,614        2,460

          Deferred compensation expense                          862           609           --
                                                                 ---           ---           --

Loss From Operations                                          (2,662)       (3,406)      (2,931)

Gain On Sale Of Owned Subscriber Accounts                         --           --         1,899

Interest Expense                                              (1,863)       (2,870)      (2,565)
                                                              -------       -------      -------

Net Loss                                                      (4,525)       (6,276)      (3,597)

Dividends Accrued On Preferred Stock                             413           522          450
                                                                 ---           ---          ---

Net Loss To Common Stockholders                              $(4,938)      $(6,798)     $(4,047)

Net Loss Per Share                                           $ (1.16)      $ (1.06)     $  (.59)

Total Weighted Average Number Of Common Shares
  Outstanding                                              4,266,151     6,394,048    6,897,200

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                              Years Ending December 31,
                                                                       1997              1998             1999
                                                                 ----------------- ----------------- ----------------
Net Revenue                                                            100%              100%             100%

Operating Unit Expense                                                 65%               63%               66%

Operating Unit Margin                                                  35%               37%               34%

Operating Expenses:

     Amortization & depreciation                                       34%               31%               25%
     General & administrative                                          14%               12%               11%
     Selling, marketing & business development                          3%                8%               11%
     Deferred compensation expense                                      8%                3%               --

Loss From Operations                                                  (24%)             (17%)             (13%)

Gain On Sale Of Owned Subscriber Accounts                               --                --               8%

Interest Expense                                                      (17%)             (14%)             (11%)

Net Loss                                                              (41%)             (31%)             (16%)


1999 COMPARED TO 1998

         REVENUE. Revenue for fiscal 1999 increased by $2,485,282, or 12.3%, to $22,689,132 from $20,203,850 for fiscal 1998. The change in revenue is attributable to an increase in revenue in our central station operations of $5,707,149 and a decrease in revenue from our owned account portfolio of $3,221,867. The increase in revenue related to central station operations is due to acquisitions completed during 1998 and 1999, from revenue related to the monitoring of the accounts sold to SAFE and from an increase of approximately 33,000 monitored accounts in our existing central stations. The increase in revenue consists of the following approximate amounts: acquisitions, $4,423,150; monitoring of our previously owned accounts, $477,000; monitored accounts added to our existing central stations, $807,000. The decrease in revenue related to our owned account portfolio is attributable to the sale of the owned accounts on June 30, 1999.

         OPERATING UNIT EXPENSE AND MARGIN. Operating Unit Expense includes all costs directly attributable to each operating unit rendering monitoring services. During 1998 and until June 30, 1999, these expenses also include the customer service function related to our owned account portfolio. These expenses increased from $12,610,489 in 1998 to $14,899,687 in 1999 or 18.2%. Expenses related to the central station operation increased from $10,291,901 in 1998 to $13,952,037 in 1999 or 35.6%. This increase is primarily attributable to acquisitions of central stations in 1998 and 1999 and additional personnel devoted to quality assurance and training. The margin attributable to the central station operations decreased from 29.8% in 1998 to 29.4% in 1999. Expenses related to our owned account portfolio decreased from $3,723,986 in 1998 to $1,746,967 in 1999 due to the sale of our owned account portfolio on June 30,1999. The margin attributable to our owned account portfolio was 46.4% in 1998 and 53.2% in 1999. The increase is due to the greater number of owned accounts in 1999 which allowed us to increase efficiency. Intercompany revenue and costs decreased from $1,405,398 in 1998 to $799,318 in 1999 due to the sale of our owned accounts on June 30, 1999.

         OPERATING EXPENSES. Amortization and depreciation decreased by $574,599, or 9.1%, from $6,288,489 to $5,713,890. The change in amortization and depreciation is due to a decrease in amortization related to our owned account portfolio of $1,972,988 offset by an increase in the amortization of goodwill of $1,398,389. The decrease is related to the sale of the owned accounts, the increase is related to central station acquisitions in 1998 and 1999.

         General and administrative expenses increased by $58,877 or 2.4% from $2,488,058 to $2,546,935 due to central station acquisitions.

         Selling, marketing and business development expenses increased by $845,838 or 52.4% from $1,614,007 to $2,459,845. We decentralized our sales efforts in 1999 to better serve our customers. We added six salespeople to cover our regional sales areas. We also increased our marketing initiatives to focus on growth in existing central stations. Included in these expenses are $255,282 of non-cash expense related to our stock based dealer incentive plan. Dealer incentive expenses increased by $184,880 in 1999.

         Our deferred compensation plan was terminated in 1999. As a result, there is no expense to record. Deferred compensation expense in 1998 was $609, 103

         GAIN ON SALE OF OWNED SUBSCRIBER ACCOUNTS. As a result of the sale of our owned account portfolio to SAFE, which occurred on June 30, 1999, we recorded a gain of $1,899,155. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio and the net book value of goodwill related to acquisitions made in connection with the owned accounts. Additionally, the note payable to SAFE of $1,800,000 and accrued expenses related to the attrition guarantee, account reprogramming and severance expenses of $3,097,278 were charged against the gain on the sale. Included in the $3,097,278 are additional accruals of approximately $750,000 which were recorded in the fourth quarter based on our projected obligations under the attrition guarantee and additional expenses we expect to incur to reprogram a portion of the accounts sold to phone lines owned by SAFE.

         INTEREST EXPENSE. Interest expense decreased by $305,028 or 10.6% from $2,869,593 in 1998 to $2,564,565 in 1999. Total debt decreased from $35,980,500 at the end of 1998 to $14,287,812 at the end of 1999. The decrease in debt was attributable to a payment of $20,000,000 made to FINOVA on June 30, 1999 and the exchange of $10,000,000 of subordinated debt, plus accrued interest, for Series A Convertible Preferred Stock on September 30, 1999. The interest rate on the subordinated debt was 12%. The interest rate on the FINOVA debt decreased from 9.75% to 9.25% on September 30, 1999 and subsequently increased to 9.5% in November when the prime rate was raised.

         BUSINESS SEGMENT OPERATING RESULTS.

         The following is a discussion of our industry segment operating results. We define operating earnings as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate payroll expenses to our operating segments.

         CENTRAL STATION OPERATIONS. Operating income from our central station segment decreased from $1,684,500 to $1,063,340 or a decrease of 36.9%. Revenue related to this segment increased from $14,667,212 to $19,768,281 or an increase of 34.8%. The decrease in operating income was caused by an increase in sales and marketing expenses of $851,125 related to the decentralization of our sales force, new marketing initiatives including an increase in non-cash expenses related to our stock based dealer incentive plan of $184,880. Amortization and depreciation increased by $1,334,935 or 66.9% related to acquisitions. Cash flow, defined as operating income plus depreciation and amortization and stock based dealer incentive expense, related to central station operations increased from $3,680,818 to $4,649,875 or 26.3%

         OWNED SUBSCRIBER ACCOUNTS. Operating loss related to our owned subscriber accounts segment decreased from ($1,074,121) to ($338,779) or a decrease of 68.5%. Revenue decreased from $6,942,036 to $3,720,169 or 46.4%. Cash flow, defined as operating income plus depreciation and amortization, decreased from $3,218,050 to $1,980,404 or 38.5%. The changes in the results from this segment are primarily related to the sale of the owned accounts on June 30, 1999.

         CORPORATE EXPENSES. Corporate expenses decreased from $4,016,675 to $3,655,786 or 9.0%. The decrease is due primarily to the elimination of $609,103 of deferred compensation expense offset by an increase in depreciation expense and non-salary related general and administrative expense associated with the overall growth of the business in 1999.

1998 COMPARED TO 1997

         REVENUE. Revenues for fiscal 1998 increased by $9,389,763, or 86.8%, to $20,203,850 from $10,814,087 for fiscal 1997. The increase in revenues is primarily related to acquisitions completed at the end of 1997 which resulted in a full year's revenue generated in 1998 as opposed to a partial year in 1997, and to acquisitions completed during 1998. The increase in revenues related to Telecommunications Associates Group, Inc. ("TAG") was approximately $3,878,000. The acquisition of TAG was completed on November 24, 1997. The increase in revenues related to the acquisition of Texas Security Central, Inc. ("TSC") and Alarm Central Monitoring, Inc. ("ACM") was approximately $2,237,000. The acquisitions of TSC and ACM were completed in June and October 1998, respectively. The acquisitions of the monitoring business of Fire Protection Services Corporation D/B/A Mountain Alarm (acquired in May, 1998), the assets of World Security Services Corp. (acquired in October, 1998) and Reliance Protection Services, Ltd. (acquired in July, 1998) increased revenue by approximately $1,040,000. The balance of the increase in revenue between the years 1998 and 1997 of approximately $1,902,000 is the result of a net increase in the number of subscriber accounts owned during the year and internally generated revenue growth related to the central stations.

         OPERATING UNIT EXPENSE AND MARGIN. Operating Unit Expense includes all costs directly attributable to each operating unit rendering monitoring services. In 1998 and 1997 these expenses include direct expenses related to the central station operations and the customer service function related to the owned account portfolio. These expenses increased from $7,018,392 in 1997 to $12,610,489 in 1998 or 79.7%. Expenses related to the central station operation increased from $5,102,119 in 1997 to $10,291,901 in 1998 or 101.72%. This
increase is primarily attributable to acquisitions of central stations in 1997 and 1998. The margin attributable to the central station operations increased from 23.6% in 1997 to 29.8% in 1998. The increase in margin is related to an increase in the number of accounts monitored and the consolidation of the Michigan central station to Ohio. Expenses related to the owned account portfolio increased from $2,801,302 in 1997 to $3,723,986 in 1998. The margin attributable to the owned account portfolio was 44.2% in 1997 and 46.4% in 1998. The increase is due to the larger number of accounts owned in 1998. Intercompany revenue and costs increased from $885,029 in 1997 to $1,405,398 in 1998 due an increase in the number owned accounts monitored in 1998.

         OPERATING EXPENSES. Amortization and depreciation increased by $2,584,946, or 69.8%, from $3,703,543 to $6,288,489 due to an increase in the amortization of goodwill related to acquisitions and an increase in amortization of contract rights of $1,326,000.

         General and administrative expenses increased from $1,595,181 in 1997 to $2,488,058 in 1998 or 56.0% due to increased payroll costs related to hiring four additional management personnel in the fourth quarter of 1997 and an increase in support staff to manage the growth in the business. Non payroll expenses including state franchise taxes and professional fees also increased significantly in 1998.

         Selling, marketing and business development expenses increased from $296,977 in 1997 to $1,614,007 or 443.48% in 1998. The increase in these expenses is related to the addition of two employees to devote all of their efforts to marketing initiatives, three employees devoted to a national sales effort and two employees devoted to business development efforts primarily related to central station acquisitions. The total increase in payroll and related costs is approximately $525,000. Approximately $575,000 in additional costs related to marketing the dealer incentive program and overall advertising and marketing efforts, including $70,400 of expense related to the stock based dealer incentive program were incurred in 1998. There was also an increase in travel expenses and professional fees related to acquisitions and sales efforts of approximately $200,000.

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

         CORPORATE EXPENSES. Corporate expenses increased from $2,754,192 to $4,016,675 or 145.8%. The increase is due primarily to increased payroll costs related to additional executive and supervisory level personnel added in 1998. The addition of these people was required to enable us to effectively manage the growth that occurred during 1998 and that is anticipated in the future.


CAPITAL EXPENDITURES

         We made capital expenditures during 1999 and 1998 totaling $1,629,484 and $1,752,860, respectively. Of these capital expenditures in 1999 and 1998, approximately $1,000,000 and $1,130,000, respectively relates to the installation of new financial and operating systems. The remaining expenditures in both years relate primarily to new phone systems in the central stations and the purchase of computer equipment.

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

         We are continuing to implement our strategy to attract new dealers to our wholesale central station monitoring facilities. We intend to continue issuing shares of common stock throughout the remainder of the year consistent with our Registration Statement on Form S-1, as amended from time to time, which was declared effective on April 22, 1998. The number of shares of common stock to be issued can not be estimated at this time, but may not exceed 2,000,000 shares, including those that may be issued upon exercise of warrants previously issued to alarm dealers under this program.

         1999 COMPARED TO 1998

         During the year ended December 31, 1999, contract rights to monitor security systems were purchased for $1,517,537 in cash. During the same period goodwill, net of accumulated amortization, increased from $23,123,820 to $25,911,332 due to the acquisition of central stations during the year. Cash expenditures for acquisitions were $5,232,197 in 1999.

         Our owned account portfolio was sold to SAFE on June 30, 1999 for $22,800,000 in cash. SAI signed a note for $1,800,000, which comprised part of the $22,800,000 purchase price, payable within a year from the sale. This note is extinguished if SAFE purchases contracts from alarm dealers referred by SAI with total recurring monthly revenue of $230,000. Management cannot predict whether we will be able to meet this requirement. As of December 31, 1999, SAFE has purchased contracts with $34,263 of recurring monthly revenue. Additionally, as of December 31, 1999, dealers we have referred have signed letters of intent with SAFE for the sale of contracts with $53,024 of recurring monthly revenue and there are dealers with contracts with recurring monthly revenue totaling over $71,858 that have not yet responded to the letters of intent sent to them. There can be no assurance that the SAFE will purchase all or any of the contracts referred even if letters of intent are signed.

         Of the proceeds from the sale of our owned account portfolio, $20 million was used to pay down debt on our previous line of credit with FINOVA Capital Corporation which left a principal balance outstanding of approximately $6,600,000. The remaining cash from the sale was used for the completion of capital projects, payment of holdback notes and to pay for transition obligations related to the sale of the owned account portfolio.

         On September 30, 1999, we refinanced our previous $30,000,000 line of credit with FINOVA Capital Corporation. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consists of a term loan and an acquisition line of credit. The term loan was in the principal amount of $7,000,000, which covered our existing indebtedness to FINOVA and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring stations. We may draw on this line of credit through March 31, 2001. On March 6, 2000, we entered into a second amendment to loan instruments which created a $1,000,000 capital expenditure line and a line of credit up to $2,000,000 to cover contingent obligations related to the SAFE attrition guarantee and referral obligation. This combined $3,000,000 was taken out of, and thereby reduced, the acquisition portion of the $45,000,000 facility discussed above. Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75%. The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. The loans mature in five years.

         As of December 31, 1999, we had approximately $32,686,000 available for acquisitions on our existing line of credit with FINOVA Capital Corporation and Citizens National Bank of Massachusetts.

         On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., our principal stockholder. Pursuant to this agreement:
(i) $10,000,000 of subordinated debt and accrued interest we owed to TJS Partners, L.P.; (ii) 66,910 shares of Convertible Preferred Stock; and, (iii) 500,000 shares of 12% Redeemable Preferred Stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

         The Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 13,570,900 shares of our common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         In November, 1999 we purchased central stations in Seattle, Washington and Chino, California. The total purchase price for these acquisitions was approximately $4,300,000 in cash, 100,000 shares of our common stock and certain assumed liabilities. We also purchased two additional central stations in Metairie, Louisiana and Idaho in December 1999. The total purchase for these two acquisitions approximated $1,000,000 plus the assumption of liabilities

         Current liabilities decreased during the year ended December 31, 1999 compared to 1998 from $9,850,442 to $6,859,791. Unearned revenue decreased by $3,209,921 due to the sale of our owned account portfolio and a concerted effort to convert our customers from quarterly, semi-annual and annual billing cycles to monthly. This was done to smooth cash flow and expedite the collection of receivables. Accrued expenses increased by $471,523 due to the exchange of $3,576,166 of accrued interest and dividends by TJS Partners for Series A Convertible Preferred Stock, offset by additional accruals related to the sale of the owned accounts of $3,097,278. Additional increases in accruals in 1999 are approximately $950,000. Accruals of approximately $460,000 are related to acquisitions in the fourth quarter of 1999 including an accrual of $250,000 for expenses related to moving the Metairie, Louisiana facility. Additionally, accrued payroll increased approximately $400,000 in 1999 and an accrual of $90,000 related to the Employee Stock Purchase Plan is recorded in 1999. Current maturities decreased by $200,956 during the year. In 1998, current maturities were comprised of the short-term portion of the FINOVA debt ($1,330,000) and other short term debt of $844,038. In 1999, current maturities are comprised of a short term note of $1,800,000 due to SAFE and other short term debt of $173,352. Senior debt borrowings decreased by approximately $14,322,002 and subordinated borrowing decreased by $8,500,000. Net capital of $192,500 was raised during the year through warrant and option exercises for the purchase of common and preferred stock. These proceeds were used to fund central station acquisitions, the purchase of fixed assets and for general corporate purposes.

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

           TJS PARTNERS L.P.'s Investment.

         During the first three quarters of 1999, TJS exercised options to purchase 250 shares of Convertible Preferred Stock for an aggregate purchase price of $25,000. On September 30, 1999 TJS exchanged its subordinated debt, Convertible Preferred Stock and Redeemable Preferred Stock for Series A Convertible Preferred Stock on the terms discussed above. Subsequently, TJS purchased 650 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $71,250. On February 9, 2000 and February 25, 2000, TJS advanced to us $125,000 in anticipation of the exercise of standby options to purchase 500 shares of Series A Convertible Preferred Stock and $79,093 in anticipation of the exercise of standby options to purchase 827 shares of Series A Convertible Preferred Stock, respectively.

         LOAN AGREEMENT WITH FINOVA CAPITAL CORPORATION.

         On December 31, 1996, we entered into a loan agreement with FINOVA. The maximum amount available under the FINOVA loan agreement was originally $15 million. On December 2, 1997, our loan agreement with FINOVA was amended. Under the amended loan agreement, our credit facility was increased to $30 million. On September 30, 1999, the loan agreement was renegotiated to increase the facility to $45,000,000. Certain financial covenants were changed and Citizens Bank now participates in the facility with FINOVA. Our new loan agreement allows us to draw on the acquisition portion through March 31, 2001 and matures on December 31, 2004, subject to earlier termination. On March 6, 2000, we entered into a second amendment to loan instruments which created a $1,000,000 capital expenditure line and a line of credit up to $2,000,000 to cover contingent obligations related to the SAFE attrition guarantee and referral obligation. This combined $3,000,000 was taken out of, and thereby reduced, the acquisition portion of the $45,000,000 facility discussed above.

         The interest rate on borrowings under the new loan agreement are the base rate in effect from time to time plus the applicable margin. At December 31, 1999, the applicable margin was .75% and the interest rate was 9.50%. We paid a loan fee of $262,500 on the original closing in December 1996, and an additional $222,000 on the effective date of the increase in December 1997. We paid a loan fee of $337,500 on the new loan agreement on September 30, 1999. We are obligated to pay a commitment fee of .5% on the unused portion of the facility during the period we are able to draw on the facility.

         The loan agreement with FINOVA contains customary covenants. The most important covenants can be summarized as follows: until all obligations under the FINOVA loan agreement are paid or performed in full, neither we nor our covered subsidiaries may, except as specifically permitted: (i) incur indebtedness; (ii) encumber our properties; (iii) merge with or acquire other companies; (iv) incur contingent liabilities; (v) make distributions on or redeem equity securities; (vi) prepay debt; (vii) enter into operating leases (in excess of scheduled amounts); (viii) make investments in or loans to other companies; (ix) make fundamental changes in our businesses; (x) change the locations of our facilities; (xi) dispose of assets; (xii) amend our organizational documents; (xiii) issue additional membership interests in certain subsidiaries; (xiv) enter into contracts with affiliates; (xv) permit the occurrence of any violations of ERISA; or (xvi) pay management compensation in excess of permitted amounts; (xvii) the ratio of total debt to operating cash flow (as defined) may not exceed 3.50; (xviii) the total debt may not exceed 15 times RMR for subscriber accounts we monitor for alarm dealers; (ix) the ratio of operating cash flow (as defined) to interest expense must be at least 1 to 1; (x) the fixed charge coverage ratio (as defined) must be at least 1.05 to 1 and (xi) mandatory prepayments from excess cash flow as defined in the loan agreement with FINOVA. We are in compliance with the covenants stated above.

YEAR 2000 ISSUE

         The Year 2000 date change had no adverse effect on our business or operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate risk or for any other purpose.

         We incur debt from three sources: dealers from whom we acquire subscriber accounts, senior debt from FINOVA and a note payable to SAFE related to the sale of our owned account portfolio. Debt owed to dealers is in the form of a "holdback note" which guarantees the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 1.5% of our total debt. We have $12,314,460 in senior debt due to FINOVA at an interest rate of prime plus .75% and a note due June 30, 2000 at an 8% annual rate related to the owned account portfolio. The prime rate applicable to this debt was 8.50% at December 31, 1999. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

         Interest Rate Risk - The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.

-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------
(dollars in millions)                      Maturity  Date
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------
                                2000        2001       2002       2003       2004       Total       Fair Value
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------
Fixed Rate Debt               $1.800                                                     $1.800         $1.800
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------
Average Interest Rate           8.0%                                                       8.0%
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------

-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------

-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------
Variable Rate Debt                            $.677     $1.447      1.939      8.251    $12.314        $12.314
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------
Average Interest Rate                         9.50%      9.50%      9.50%      9.50%      9.50%
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- --------------

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 1998 and
      1999                                                               F-3
    Consolidated Statements of Operations for the Years Ended
      December 31, 1997, 1998 and 1999                                   F-5
    Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1997, 1998 and 1999                       F-6
    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1998 and 1999                                   F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Security Associates International, Inc.:


We have audited the accompanying consolidated balance sheets of SECURITY ASSOCIATES INTERNATIONAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Associates International, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 2, 2000

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31
                                                                                      -------------------------
                                    ASSETS                                                1998         1999
--------------------------------------------------------------------------------      -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $ 1,480,869   $  631,521
    Accounts receivable, net                                                            3,633,352    1,828,895
    Other current assets                                                                  286,033      550,009
                                                                                      -----------   ----------
                     Total current assets                                               5,400,254    3,010,425
                                                                                      -----------   ----------
FURNITURE AND EQUIPMENT, net                                                            2,974,346    4,045,524
                                                                                      -----------   ----------
OTHER ASSETS:
    Contract rights to monitor security systems, net                                   15,252,814        -
    Goodwill, net                                                                      23,123,820   25,911,332
    Other assets, net                                                                     774,516      373,369
                                                                                      -----------   ----------
                     Total other assets                                                39,151,150   26,284,701
                                                                                      -----------   ----------
                     Total assets                                                     $47,525,750   33,340,650
                                                                                      ===========   ==========

                                                                                             DECEMBER 31
                                                                                      ------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                                 1998         1999
--------------------------------------------------------------------------------       ----------   ----------
CURRENT LIABILITIES:
    Accounts payable                                                                  $   514,877   $    463,310

    Current maturities of long-term notes payable                                       2,174,038      1,973,352
    Accrued expenses                                                                    3,452,199      3,923,722
    Unearned revenues                                                                   3,709,328        499,407
                                                                                      -----------   ------------
                     Total current liabilities                                          9,850,442      6,859,791

NOTES PAYABLE, net of current maturities                                               25,306,462     12,314,460

NOTES PAYABLE, related party                                                            8,500,000         -
                                                                                      -----------   ------------
                     Total liabilities                                                 43,656,904     19,174,251
                                                                                      -----------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
    Convertible preferred stock, $10 par value; 66,660
     shares outstanding on December 31, 1998
     (liquidation value of $16,665,000 at December
     1998                                                                                 666,596         -
    12% redeemable/convertible preferred stock, $10
     par value; 500,000 shares outstanding on
     December 31, 1998                                                                  5,000,000         -
    Series A convertible preferred stock, $10 par value,
     137,686 shares authorized, 136,359 shares
     outstanding on December 31, 1999, liquidation
     preference $350 per share                                                              -          1,363,590
    Common stock, $.001 par value; 50,000,000 shares
     authorized; 6,771,807 and 7,145,287 shares
     outstanding on December 31, 1998 and 1999,
      respectively                                                                          6,771          7,145
    Warrants, net                                                                          60,748        111,689
    Additional paid-in capital                                                         16,360,092     34,955,971
    Accumulated deficit                                                               (18,225,361)   (22,271,996)
                                                                                      -----------   ------------
                     Total stockholders' equity                                         3,868,846     14,166,399
                                                                                      -----------   ------------
                     Total liabilities and stockholders' equity                       $47,525,750     33,340,650
                                                                                      ===========   ============


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE YEARS ENDED DECEMBER 31
                                                                     -------------------------------------------------
                                                                        1997               1998                 1999
                                                                     -------------     ---------------   --------------
NET REVENUE                                                           $10,814,087        $20,203,850         $22,689,132


OPERATING UNIT EXPENSE                                                  7,018,392         12,610,489          14,899,687
                                                                      -----------        -----------         -----------
OPERATING UNIT  MARGIN                                                  3,795,695          7,593,361           7,789,445


OPERATING EXPENSES:
    Amortization and depreciation                                       3,703,543          6,288,489           5,713,890
    General and administrative                                          1,595,181          2,488,058           2,546,935
    Selling, marketing and business development                           296,977          1,614,007           2,459,845
    Deferred compensation expense                                         862,034            609,103               -
                                                                      -----------        -----------         -----------
                     Total operating expenses                           6,457,735         10,999,657          10,720,670
                                                                      -----------        -----------         -----------
                     Loss from operations                              (2,662,040)        (3,406,296)         (2,931,225)

GAIN ON SALE OF OWNED SUBSCRIBER
  ACCOUNTS                                                                 -                  -                1,899,155

INTEREST EXPENSE                                                       (1,862,606)        (2,869,593)         (2,564,565)
                                                                      -----------        -----------         -----------
                     Loss before income taxes                          (4,524,646)        (6,275,889)         (3,596,635)

PROVISION FOR INCOME TAXES                                                  -                  -                   -
                                                                      -----------        -----------         -----------
                     Net loss                                          (4,524,646)        (6,275,889)         (3,596,635)
DIVIDENDS ACCRUED ON PREFERRED
  STOCK                                                                  (412,997)          (522,084)           (450,000)
                                                                      -----------        -----------         -----------
                     Net loss available to
                       common stockholders                            $(4,937,643)       $(6,797,973)         (4,046,635)
                                                                      ===========        ===========         ===========
NET LOSS PER SHARE                                                    $     (1.16)       $     (1.06)        $      (.59)
                                                                      ===========        ===========         ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                             4,266,151          6,394,048           6,897,200
                                                                      ===========        ===========         ===========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   CONVERTIBLE         12% REDEEMABLE
                                                            COMMON STOCK         PREFERRED STOCK       PREFERRED STOCK
                                                       ----------------------  -------------------  ----------------------
                                                          SHARES      AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT
                                                       ----------  ----------  --------  ---------
BALANCE, December 31, 1996                               3,699,375   $  3,699   35,478   $ 354,780    344,165  $3,441,650
    Issuance of preferred stock                              --           --    29,107     291,066       --        --
    Issuance of common stock related to
        deferred compensation plan                         162,265        162     --         --          --        --
    Issuance of common stock                             2,410,655      2,411     --         --          --        --
    Accrued dividends                                        --           --      --         --          --        --
    Net loss                                                 --           --      --         --          --        --
                                                       ----------- ----------  -------   ---------   --------  ----------

BALANCE, December 31, 1997                               6,272,295      6,272   64,585     645,846    344,165   3,441,650
    Issuance of preferred stock                              --           --     2,075      20,750    155,835   1,558,350
    Issuance of common stock related to
        deferred compensation plan                         154,693        154      --         --         --        --
    Issuance of common stock                               344,819        345      --         --         --        --
    Warrants                                                 --           --       --         --         --        --
    Accrued dividends                                        --           --       --         --         --        --
    Net loss                                                 --           --       --         --         --        --
                                                       -----------  ---------  -------   ---------  ---------  ----------

BALANCE, December 31, 1998                               6,771,807      6,771   66,660     666,596   500,000   5,000,000
    Issuance of Series A Convertible preferred
          stock                                              --           --   (66,660)   (666,596) (500,000) (5,000,000)
    Issuance of common stock                               373,480        374      --         --         --        --
    Warrants                                                 --           --       --         --         --        --
    Accrued dividends                                        --           --       --         --         --        --
    Net loss                                                 --           --       --         --         --        --
                                                       ----------- ----------  -------   --------- ---------  ----------
BALANCE, December 31, 1999                               7,145,287      7,145      --         --         --        --
                                                       =========== ==========  =======   ========= =========  ==========





                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       SERIES A CONVERTIBLE
                                                         PREFERRED STOCK                 ADDITIONAL                        TOTAL
                                                     -----------------------              PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                                      SHARES      AMOUNT    WARRANTS      CAPITAL         DEFICIT          EQUITY
                                                     --------------------  ----------  ------------   -------------   --------------
BALANCE, December 31, 1996                              --          --      $   --      $ 3,958,080   $ (6,489,745)   $  1,268,464
    Issuance of preferred stock                         --          --          --        4,267,793           --         4,558,859
    Issuance of common stock related to
        deferred compensation plan
    Issuance of common stock                            --          --          --        5,476,566           --         5,478,977
    Accrued dividends                                   --          --          --             --         (412,997)       (412,997)
    Net loss                                            --          --          --             --       (4,524,646)     (4,524,646)
                                                     --------   ---------   --------    -----------   ------------    ------------

BALANCE, December 31, 1997                              --          --          --       14,564,311    (11,427,388)      7,230,691

    Issuance of preferred stock                         --          --          --          224,250           --         1,803,350
    Issuance of common stock related to
        deferred  compensation plan                     --          --          --          608,949           --           609,103
    Warrants                                            --          --        60,748           --             --            60,748
    Accrued dividends                                   --          --          --             --         (522,084)       (522,084)
    Net loss                                            --          --          --             --       (6,275,889)     (6,275,889)
                                                     --------   ---------   --------    -----------   ------------    ------------

BALANCE, December 31, 1998                               --         --        60,748     16,360,092    (18,225,361)      3,868,846
    Issuance of Series A Convertible preferred
          stock                                       136,359   1,363,590        --      17,972,922           --        13,669,916
    Issuance of common stock                            --          --          --          622,957           --           623,331
    Warrants                                            --          --        50,941           --             --            50,941
    Accrued dividends                                   --          --          --             --         (450,000)       (450,000)
    Net loss                                            --          --          --             --       (3,596,635)     (3,596,635)
                                                     --------   ---------   --------    -----------   ------------    ------------
BALANCE, December 31, 1999                            136,359   1,363,590    111,689     34,955,971    (22,271,996)     14,166,399
                                                     ========   =========   ========    ===========   ============    ============


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                                -----------------------------------------------
                                                                                       1997            1998            1999
                                                                                --------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (4,524,646)   $ (6,275,889)   $ (3,596,635)

    Adjustments to reconcile net loss to net cash (used for)
       provided by operating activities-
           Gain on sale of owned subscriber accounts                                      --              --        (1,899,155)
           Issuance of common stock for services                                          --            16,502          67,226
           Amortization and depreciation                                             3,703,543       6,288,489       5,713,890
           Deferred compensation expense                                               862,034         609,103            --
           Warrants and stock issued under dealer stock incentive
              plan                                                                        --            70,402         255,282
           Changes in assets and liabilities-
              Accounts receivable, net                                              (1,047,691)       (304,071)      2,156,519
              Other current assets                                                      46,147          97,990        (209,187)
              Other long-term assets                                                   (63,598)        (22,952)         92,322
              Accounts payable                                                         (36,503)       (235,706)       (176,567)
              Accrued expenses                                                       1,481,086         174,850         424,136
              Unearned revenue                                                         279,937         (55,703)     (3,139,285)
                                                                                  -------------    ------------   -------------
                  Net cash  provided by (used for) operating
                    activities                                                         700,309         363,015        (311,454)
                                                                                  -------------    ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of contract rights to monitor security systems, net                   (8,056,738)     (3,897,659)     (1,517,537)
     Proceeds from sale of owned subscriber accounts                                       --              --       22,195,906
     Purchase of fixed assets                                                         (311,612)     (1,752,860)     (1,629,484)
     Cash paid for acquisition, net                                                 (5,818,484)    (12,431,112)     (5,232,197)
                                                                                  -------------    ------------   -------------
                  Net cash provided by (used for) investing
                    activities                                                     (14,186,834)    (18,081,631)     13,816,688
                                                                                  -------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of capital stock                                         9,987,836       2,048,351         192,500
     Dividends accrued on preferred stock                                             (412,997)       (522,084)       (450,000)
     Deferred financing costs                                                         (385,400)            --         (393,020)
     Proceeds from stockholders receivable                                              25,180          50,000             --
     Repayment of notes payable to related parties                                    (136,000)            --              --
     Proceeds from notes payable to related parties                                  5,000,000       3,000,000       1,500,000
     Repayment of notes payable                                                     (4,358,280)       (578,588)    (20,856,438)

     Proceeds from notes payable                                                     8,655,464       9,680,173       5,652,376
                                                                                  -------------    ------------   -------------
                   Net cash provided by (used for) financing
                     activities                                                     18,375,803      13,677,852     (14,354,582)
                                                                                  -------------    ------------   -------------
INCREASE (DECREASE) IN CASH                                                          4,889,278      (4,040,764)       (849,348)
CASH AND CASH EQUIVALENTS, beginning of year                                           632,355       5,521,633       1,480,869
                                                                                  -------------    ------------   -------------
CASH AND CASH EQUIVALENTS, end of year                                            $  5,521,633     $ 1,480,869         631,521
                                                                                  =============    ============   =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999



1.    DESCRIPTION OF THE BUSINESS

      COMPANY BACKGROUND

      Security Associates International, Inc. ("SAI" or "the Company") provides monitoring services to independent alarm dealers on a subcontract basis. Revenues are composed primarily of fees for monitoring services.


2.    SUMMARY OF MAJOR ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The financial statements consolidate the accounts of SAI, and its wholly owned subsidiaries. All intercompany items and transactions have been eliminated.

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

      ACCOUNTS RECEIVABLE

      The Company grants unsecured trade credit to customers in the normal course of business. Receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $737,000 and $499,000 as of December 31, 1998 and 1999, respectively.

      GOODWILL

      Goodwill is recorded as the cost of purchased businesses in excess of the fair value of the net assets acquired and is amortized on a straight-line basis over a period of three to fifteen years. The Company regularly reviews the performance of acquired businesses to evaluate the realizability of the underlying goodwill. Goodwill in the accompanying consolidated balance sheets is net of accumulated amortization of approximately $2,724,000 and $4,861,000 as of December 31, 1998 and 1999, respectively.

      OTHER LONG-TERM ASSETS

      Other long-term assets consist primarily of deferred financing costs. The deferred financing costs are being amortized over the life of the related loan. Other long-term assets in the accompanying consolidated balance sheets are net of accumulated amortization of approximately $301,000 and $20,000 as of December 31, 1998 and 1999, respectively.

      FURNITURE AND EQUIPMENT

      Furniture and equipment are stated at cost. Depreciation is calculated using straight-line methods for both financial statement and income tax purposes over an estimated useful life of three to seven years. Depreciation expense for 1999 was $1,028,000.

      The following is a summary of furniture and equipment by major class of assets:

                                                           DECEMBER 31
                                                    ----------------------------
                                                       1998               1999
                                                    ----------         ---------
Equipment                                           $3,388,570         5,310,710
Automobiles/trucks                                      20,188            20,188
Leasehold improvements                                 121,054           282,365
Work in process                                        113,202                 -
                                                    ----------         ---------
                                                     3,643,014         5,613,263

Less- Accumulated depreciation                         668,668         1,567,739
                                                    ----------         ---------
                                                    $2,974,346         4,045,524
                                                    ==========         =========

      RENT EXPENSE

      The Company leases its office building and the facilities from which their central stations operate for various periods and amounts through the year 2004. Rent expense was approximately $511,000, $830,000 and $920,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Future minimum lease payments are as follows:

As of December 31-
    2000                                974,225
    2001                                827,000
    2002                                789,000
    2003                                497,000
    2004 and thereafter                 374,400
                                        ========


      ACCRUED EXPENSES

      Accrued expenses are composed of the following:

                                                          DECEMBER 31
                                                  ----------------------------
                                                     1998              1999
                                                  ----------        ----------
Accrued interest                                  $1,569,920           188,741
Accrued dividends                                    935,081                 -
Accrued payroll and vacation                         377,840           775,558
Accruals related to sale of owned
    subscriber accounts                                    -         2,260,289
Accrued telephone                                    104,900           148,675
Other                                                464,458           550,459
                                                  ----------        ----------
                                                  $3,452,199        $3,923,722
                                                  ==========        ==========

      INCOME TAXES

      SAI accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). As of December 31, 1998 and 1999, SAI had net operating loss carryforwards of approximately $16.0 million and $16.9 million, respectively. The tax net operating losses begin to expire in 2005. As of December 31, 1998 and 1999, no tax benefit has been recognized for these loss carryforwards.

      The components of the Company's deferred tax assets at December 31 are as follows:

                                                        1998              1999
                                                     ----------        ----------
Net operating loss carryforwards                     $6,181,000         6,491,000
Temporary timing differences                            606,000         1,324,000
                                                     ----------        ----------
           Total deferred tax assets                  6,787,000         7,815,000
Valuation allowance                                  (6,787,000)       (7,815,000)
                                                     ----------        ----------
           Net deferred tax assets                    $       -         $       -
                                                     ==========        ==========

      NET LOSS PER SHARE

      Net loss per share is computed based upon the weighted number of common shares outstanding during the periods presented. Stock options and Series A Convertible Preferred Stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

      STATEMENT OF CASH FLOWS

      SAI considers investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental cash flow information includes the following:

                                                           -------------------------------------------------
                                                                            December 31
                                                           -------------------------------------------------
                                                             1997                1998              1999
                                                           ----------          ----------         ----------
Supplemental schedule of cash flow information-
       Cash paid during the year for interest              $1,141,493          $2,177,909         $1,861,887
Supplemental schedule of noncash activities-
    Issuance of stock for subscription receivable              50,000                   -                  -

    Issuance of stock for central station and
       contract rights acquisitions                                 -             691,770            337,478
    Accrued expenses incurred in the sale of owned
       subscriber accounts                                          -                   -          3,097,278
    Purchase of contract rights reduced by
       unearned revenue acquired                              580,616             397,544            149,710
    Note payable from sale of owned subscriber
       accounts                                                     -                   -          1,800,000
    Subordinated debt paid for with Series A
       Convertible Preferred Stock                                  -                   -         10,000,000
    Accrued interest and dividends paid for with
       Series A Convertible Preferred Stock                         -                   -          3,576,166
    Holdback notes reduced due to account attrition           476,492             505,518            279,629
                                                           ----------          ----------         ----------

    Purchase of contract rights with notes                  1,021,813             863,921            245,850
                                                           ==========          ==========         ==========

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of the SAI's long-term debt, which approximates the carrying value, is estimated based on the current rates offered to SAI for debt of the same remaining maturities.

      RECLASSIFICATIONS

      The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore, prior period results have been reclassified to conform to the new presentation.


3.    ACQUISITIONS

      In November and December 1999, SAI acquired four central monitoring stations located in the U.S. All of these acquisitions were accounted for under the purchase method of accounting. SAI acquired these central monitoring stations with $5,232,197 in cash plus 100,000 shares of the SAI's common stock with a fair market value of $200,000 at the time of acquisition. Total goodwill of $5,401,181 was recorded and is being amortized over a 3-15 year period. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

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

      On November 24, 1997, SAI purchased the stock of a central station. The acquisition was accounted for under the purchase method of accounting. The purchase price was $5,000,000 in cash. Goodwill of approximately $5,088,000 was recorded as a result of this transaction and is being amortized over 15 years.

      The following pro forma consolidated results of operations have been prepared as if the acquisitions of central monitoring stations occurred at the beginning of the year of acquisition and in the year immediately preceding the acquisition. The sale of the owned subscriber accounts discussed in note 5 is shown as if the transaction occurred at the beginning of 1998 and 1999. The pro forma results of operations includes adjustments for amortization of intangible assets and changes in interest expense corresponding to changes in debt (in 000's):

                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                                 1997               1998               1999
Monitoring fees and other revenues                           $    21,130        $   17,146         $   18,969
Selling and administrative expenses                               18,017            15,589             18,166
Payroll expense paid to terminated employees                         578             1,219                  -
Amortization and depreciation                                      5,419             2,468              3,395
                                                             -----------        ----------         ----------
         Loss from operations                                     (2,884)           (2,130)            (2,592)
Interest expense                                                   2,955             1,252              1,589
                                                             -----------        ----------         ----------
         Loss before income taxes                                 (5,839)           (3,382)            (4,181)
Income tax expense                                                     -                 -                  -
                                                             -----------        ----------         -----------
                     Net loss                                     (5,839)           (3,382)            (4,181)
Dividends accrued on preferred stock                                 413               522                450
                                                             -----------        ----------         ----------
Net loss available to common stockholders                    $    (6,252)       $   (3,904)            (4,631)
                                                             -----------        ----------         ----------
Net loss per share                                           $     (1.45)       $     (.61)        $     (.66)
Weighted average shares outstanding                            4,301,151         6,429,048          6,980,533
                                                             ===========        ==========         ==========

      The pro forma statement of income does not purport to represent what the Company's results of operations would actually have been had the acquisition or disposition been effected for the periods presented, or to predict the Company's results of operations for any future period.


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


5.    SALE OF OWNED SUBSCRIBER ACCOUNTS


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

      SAI also agreed to guarantee attrition between 8% and 13% on a substantial majority of the portfolio sold for a one year period. The remaining small portion of the portfolio has a substantially higher attrition guarantee percentage. An accrual for $1,700,000 was recorded to recognize this guarantee. Additionally, SAI recorded an accrual of $547,000 for severance and related expenses and an accrual for $850,000 to provide for moving the accounts sold to phone lines owned by the purchaser.

6.    LONG-TERM NOTES PAYABLE

      On September 30, 1999, SAI refinanced its previous $30,000,000 line of credit with FINOVA Capital Corporation. This previous line of credit had a principal balance outstanding of approximately $6,600,000 on the closing date. The refinancing with FINOVA and Citizens Bank consists of a term loan and an acquisition line of credit. The term loan was in the principal amount of $7,000,000, which covered SAI's existing indebtedness to FINOVA and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring stations. SAI may draw on this line of credit through March 31, 2001. The Company is currently negotiating with its financing sources to modify its financing arrangements.

      Management believes that these arrangements will provide adequate resources to fund current needs. Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75% (9.25% at year end). The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. The loans mature as follows:


                       2.75% per quarter, beginning July,
                         2001

                       3.0% per quarter, beginning April,
                         2002

                       4.25% per quarter, beginning April,
                         2003

                       5.75% per quarter, beginning April,
                         2004, balance due December 31,
                         2004

      Long-term debt consists of the following notes payable:

                                                                       DECEMBER 31
                                                             --------------------------------
                                                                1998                 1999
                                                             -----------          -----------
Note payable to Finova                                       $26,609,730          $12,314,460
Note payable in connection with sale of owned
    subscriber accounts                                                -            1,800,000

Notes payable to Alarm Dealers                                   786,806              162,998
Other                                                             83,964               10,354
                                                             -----------          -----------
                 Total long-term debt                         27,480,500           14,287,812

Current maturities                                            (2,174,038)          (1,973,352)
                                                             -----------          -----------

                                                             $25,306,462          $12,314,460
                                                             ===========          ===========

Notes payable to stockholder                                 $ 8,500,000                    -
                                                             ===========          ===========

      Future maturities of long-term debt are as follows:

As of December 31-
    2001                                   677,285
    2002                                 1,446,949
    2003                                 1,939,528
    2004                                 8,250,688
                                        ----------
                                        12,314,460
                                        ==========

7.    EMPLOYEE BENEFIT PLAN

      In April 1997, the Company adopted a 401(k) plan. Effective June 1, 1997, employees were enrolled subject to the eligibility requirements of the plan. The Company matches participant contributions up to 50% of the first 4% of each participant's compensation that is contributed to the plan. Company contributions to the plan in 1999, 1998 and 1997 were approximately $85,000, $24,200 and $$6,000, respectively.

      On April 1, 1999 SAI adopted an employee stock purchase plan to provide employees an opportunity to purchase shares of its common stock through payroll deductions. Under this Plan, eligible employees may purchase shares of SAI common stock at 85% of their market value on April 1, 1999. Individual purchases of stock may not exceed $25,000 in fair market value annually (determined at the time of grant). Employees in the plan as of April 1, 1999 will be entitled to receive their shares on July 1, 2001. Total shares committed, based on employees currently in the plan, are approximately 100,000.

8.    LEGAL PROCEEDINGS

      From time to time SAI experiences routine litigation in the normal course of its business. As these claims fall primarily under available insurance coverage, management does not believe that any pending litigation will have a material adverse effect on the Company's financial condition or results of operations.



9.    STOCK OPTIONS AND WARRANTS

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

      On July 8,1999 the Company issued options to purchase 1,580,000 shares of common stock to its officers and directors under a stock option plan approved by the shareholders. Options to purchase 790,000 of these shares have an exercise price of $4.50 per share and the remaining options have an exercise price of $6.00 per share. All options expire 6 years from the date of grant and vest over a three year period. Had compensation costs for the stock options and warrants issued to directors and employees been determined based on the fair value at their grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  DECEMBER 31
                                               --------------------------------------------------
                                                 1997               1998                 1999
                                               -----------        -----------         -----------
Net loss-
    As reported                                $(4,524,646)       $(6,275,889)        $(4,046,635)
    Pro forma                                   (4,670,146)        (6,363,889)         (5,887,335)
Primary loss per share-
    As reported                                      (1.16)             (1.06)               (.59)
    Pro forma                                        (1.19)             (1.07)               (.85)
                                               ===========        ===========         ===========

      Because the method of accounting prescribed in SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The Company also issues warrants and stock to dealers under its dealer incentive program. The stock and warrants issued under this program vest 25% upon issuance and 25% on each of the first three anniversary dates after issuance. The number of shares and warrants issued under this program at December 31, 1998 and 1999 were 254,912 and 548,802 respectively. The amount charged to expense related to stock and warrants issued under this program was $255,282 and $70,402 during 1999 and 1998, respectively. The share value was determined based on the market price of the Company's stock on the date of issuance. The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; risk-free interest rates between 4.53% and 6.17%; zero dividend yield; expected lives through the expiration dates; and volatility between 42.30% and 135.46%.

      The following summarizes the stock options and warrants for common stock as of December 31, 1997, 1998 and 1999, and the changes during the years then ending:

                                        1997                       1998                        1999
                             ------------------------     ----------------------     ------------------------
                                            WEIGHTED                   WEIGHTED                      WEIGHTED
                                            AVERAGE                    AVERAGE                       AVERAGE
                                            EXERCISE                   EXERCISE                      EXERCISE
                              SHARES         PRICE        SHARES        PRICE         SHARES          PRICE
                             ---------     ---------      --------     --------      ---------       --------

Beginning of year            1,840,878      $  .74         480,223       $1.76         418,827         $3.53

    Granted                     50,000        6.00         181,104        6.00       1,580,000          5.25
    Exercised                1,410,655         .55         207,500        1.18          90,000          1.07
    Canceled                         -           -          35,000        6.00
                             ---------      ------        --------     --------      ---------       --------
End of year                    480,223      $ 1.76         418,827       $3.53       1,908,827         $5.18
                             =========      ======        ========     ========      =========       ========

Exercisable as of end of
    year                       405,223                     252,999                     268,275
                             =========                    ========                   =========

      The future expiration of the common stock options is as follows:

                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                  ------------------------       ----------------------
                                                  WEIGHTED                     WEIGHTED
                                    NUMBER        AVERAGE         NUMBER        AVERAGE
                                      OF          EXERCISE          OF         EXERCISE
                                   SHARES          PRICE         SHARES         PRICE
                                  ---------       --------       --------      --------
As of December 31-
    2000                            125,000        $1.60          125,000        $1.60
    2002                            156,104         6.00           95,552         6.00
    2003                             22,723         4.14           22,723         4.14
    2004                             25,000         6.00           25,000         6.00
    2005                          1,580,000         5.25                -            -
                                  ---------       -------         -------      --------
                                  1,908,827        $5.18          268,275        $3.79
                                  =========       =======         =======      ========


      The Company has granted stock options and warrants to purchase shares of convertible preferred stock which mirror certain of the Common Stock options and warrants listed above and are only exercisable upon exercise of the respective Common Stock options and warrants.

      The following summarizes the stock options and warrants for convertible preferred stock as of December 31, 1997, 1998 and 1999, and the changes during the years then ended:

                                           1997                         1998                          1999
                                 ----------------------       -----------------------        -----------------------
                                               WEIGHTED                      WEIGHTED                       WEIGHTED
                                                AVERAGE                      AVERAGE                        AVERAGE
                                               EXERCISE                      EXERCISE                       EXERCISE
                                 SHARES         PRICE          SHARES         PRICE          SHARES          PRICE
                                 -------       --------        -------       --------        ------         --------
Beginning of year                 33,409        $153.65          4,302        $130.46         2,227          $137.79

    Granted                            -              -              -             -
    Exercised                     29,107         156.62          2,075         118.07           900           106.94
    Canceled                           -              -              -              -
                                 -------       --------        -------       --------        ------         --------

End of year/period                 4,302        $130.46          2,227        $137.79         1,327          $153.80
                                 =======       ========        =======       ========        ======         ========



10.   SEGMENT INFORMATION

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

      On June 30, 1999 SAI sold its owned accounts.  See Note 5.

      Financial data by operating segment together with the items necessary to reconcile these amounts to the consolidated financial statements are shown below for the years ended December 31, 1997, 1998 and 1999:

                                                                                     CORPORATE
                                                 OWNED            CENTRAL               AND
                                               ACCOUNTS          STATION           INTERCOMPANY        CONSOLIDATED
                                             --------------    ------------        ------------        -------------
Year ended December 31, 1997-
    Revenues                                     $5,018,234    $  6,680,882         $  (885,029)         $10,814,087
    Selling, marketing and business
       development expenses                               -               -             296,977              296,977
    Depreciation and amortization                 2,941,458         762,085                   -            3,703,543
    Operating income (loss)                        (724,526)        816,678          (2,754,192)          (2,662,040)
    Total assets                                 20,531,034      15,477,669                   -           36,008,703
    Capital expenditures                            141,419         170,193                   -              311,612
                                             ==============    ============         ===========        =============

Year ended December 31, 1998-
    Revenues                                     $6,942,036     $14,667,212         $(1,405,398)         $20,203,850
    Selling, marketing and business
       development expenses                               -               -           1,614,007            1,614,007
    Depreciation and amortization                 4,292,171       1,996,318                   -            6,288,489
    Operating income (loss)                      (1,074,121)      1,684,500          (4,016,675)          (3,406,296)
    Total assets                                 20,174,732      27,351,018                   -           47,525,750
    Capital expenditures                            281,360       1,358,298             113,202            1,752,860
                                             ==============     ===========         ===========        ==============


Year ended December 31, 1999-
    Revenues                                      3,720,169     $19,768,281           $(799,318)         $22,689,132
    Selling, marketing and business
       development expenses                               -         851,125           1,608,720            2,459,845
    Depreciation and amortization                 2,319,183       3,331,253              63,454            5,713,890
    Operating income (loss)                        (338,779)      1,063,340          (3,655,786)          (2,931,225)
    Total assets                                          -      31,688,384           1,652,266           33,340,650
    Capital expenditures                                  -       1,527,455             102,029            1,629,484
                                                  =========     ===========          ==========           ==========



      The Company is currently providing services to customers only within the United States and all long-lived assets are located in the United States. No single customer accounted for more than 10% of the Company's revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                                         PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     NAME                                               AGE     POSITION
     Ronald I. Davis                                     61     Chairman of the Board and Director
     James S. Brannen                                    61     President, Chief Executive Officer and Director
     Thomas J. Salvatore                                 32     Director
     Michael B. Jones                                    48     Director
     Douglas Oberlander                                  49     Director
     Ronald J. Carr                                      48     Senior Vice President
     Stephen Rubin                                       53     Senior Vice President
     Howard Schickler                                    52     General Counsel, Senior Vice President, Secretary
     Daniel S. Zittnan                                   45     Senior Vice President, Treasurer, Chief Financial
                                                                Officer
     Karen Daniels                                       44     Vice President
     James N. Jennings                                   32     Vice President, Corporate Counsel and Assistant
                                                                Secretary
     Glenn D. Seaburg                                    40     Vice President

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

           HOWARD SCHICKLER, has served as General Counsel of our company since January 3, 1997, was appointed Secretary on October 7, 1997, Vice President on April 13, 1998 and Senior Vice President on July 8, 1999. Before joining us, Mr. Schickler spent eight years with Sachnoff & Weaver, Ltd., a Chicago law firm. He became a member of that firm in 1994. Before embarking on his legal career, Mr. Schickler was employed in the investment field as an institutional fixed income sales representative for The First Boston Corporation, Morgan Stanley & Co., Blunt, Ellis and Loewi and E. F. Hutton & Co. and as a portfolio manager at MGIC Investment Corporation. Mr. Schickler has a B.A. degree from Brooklyn College, M.A. and M.B.A. degrees from The University of Wisconsin at Milwaukee and a J.D. degree from Northwestern University.

         DANIEL S. ZITTNAN, was named our Senior Vice President for Finance on August 12, 1998, and has served as our Chief Financial Officer and Treasurer since October 7, 1997. Mr. Zittnan spent over thirteen years with Arthur Andersen LLP, most recently as a senior manager. Mr. Zittnan holds a BA in accounting from DePaul University and is a member of the AICPA and ICPA societies.

            KAREN B. DANIELS, has served as a Vice President since October 7, 1997. Prior to becoming a Vice President, Ms. Daniels acted as a consultant for the Company starting in March 1997, and prior to that for Ameritech AIIS, since 1995. From March 1990 to June 1995, Ms. Daniels was vice president/controller for Editel-Chicago, a division of Unitel Video, Inc., a video post-production company. Ms. Daniels has a bachelors degree in Industrial Administration-Finance from Iowa State University. Ms. Daniels is also a Certified Public Accountant.

         JAMES N. JENNINGS has served as Corporate Counsel of our company since January 1998, was appointed Assistant Secretary in February 1998 and Vice President in February 2000. Prior to joining us, Mr. Jennings spent a combined three years with Shefsky & Froelich, Ltd. and McCarthy Duffy Neidhart & Snakard, both Chicago law firms. Prior to entering private practice, Mr. Jennings was an independent investment banker for three years. Mr. Jennings earned a Bachelors Degree from the University of Texas at Austin and a JD from California Western School of Law.

         GLENN D. SEABURG has served as Director of Information Technology since September of 98 and was appointed Vice President in February 2000. Prior to joining us, Mr.

Seaburg was the Director of I.S./Telecommunications for the Signature Security Group from October 1998 to October 1999. From November 1987 to September 1998, Mr. Seaburg was employed by SecurityLink by Ameritech as its Manager System Development Project Manager. Prior to Ameritech's purchase of SecurityLink, Mr. Seaburg was Director of Information Systems for SecurityLink for three years.

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

ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 28, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 28, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 28, 2000.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statements and Schedules

     (1) Financial Statements. Our financial statements, together with the Report of Independent Accountants, are set forth in Part II, Item 7 on pages F-1 through F-18 of this report.

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

         We filed a Current Report on Form 8-K on October 15, 1999, dated September 30, 1999, which reported that TJS had restructured its investment in our company. The restructuring involved the redemption of all of TJS' Preferred Stock, subordinated debt and accrued dividends and interest in exchange for a new Series A Convertible Preferred Stock. This Convertible Preferred Stock limits TJS' voting rights to 45%. Our bylaws were also amended to reflect certain supermajority provisions.

         We filed a Current Report on Form 8-K on November 18, 1999, dated November 5, 1999, which reported the acquisition of Alarm Monitoring Services, Inc. AMS is a third party alarm monitoring company serving 20,000 alarm subscribers.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SECURITY ASSOCIATES INTERNATIONAL, INC.



March 9, 2000                            By:       /s/ James S. Brannen
                                            ----------------------------------
                                                       James S. Brannen,
                                                       President and
                                                       Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                           TITLE                                     DATE
/s/ James S. Brannen
---------------------------------------             President (Principal Executive Officer) and
James S. Brannen                                    Director                                         March 9, 2000

/s/ Ronald I. Davis                                 Director                                         March 9, 2000
---------------------------------------
Ronald I. Davis

/s/ Thomas J. Salvatore                             Director                                         March 9, 2000
---------------------------------------
Thomas J. Salvatore

/s/ Douglas Oberlander                              Director                                         March 9, 2000
---------------------------------------
Douglas Oberlander

/s/ Michael B. Jones                                Director                                         March 9, 2000
---------------------------------------
Michael B. Jones

/s/ Daniel S. Zittnan                               Senior Vice President, Treasurer and
---------------------------------------             Chief Financial Officer (Principal               March 9, 2000
Daniel S. Zittnan                                   Financial and Accounting Officer)


                                                  INDEX TO EXHIBITS


 EXHIBIT
   NO.                          DESCRIPTION
     3.1 Amended and Restated Certificate of Incorporation of the Company(1) 3.1a Certificate of Amendment of Certificate of Incorporation, As
           Amended.(8)
     3.2   By-Laws of the Company.(1)
     3.2b Amended and Restated By-laws of Security Associates International, Inc. as of 9/27/99.10
     3.3 Certificate of Designations, Rights, Preferences and Limitations of 12% Redeemable Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(1)
     3.4 Certificate of Designations, Rights, Preferences and Limitations of Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(1)
     3.5 Amendment to Certificate of Designations, Rights, Preferences and Limitations of 12% Redeemable Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(6)
     3.6 Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(9)
     4.1   Specimen Common Stock certificate.(1)
    10.1 Employment Agreement between Registrant and James S. Brannen dated August 29, 1996.(1)
    10.2 Employment Agreement between Registrant and Ronald I. Davis dated August 29, 1996.(1)
    10.3 Employment Agreement between Registrant and Stephen Rubin dated August 30, 1996.(1)
    10.4 Adoption Agreement for the Datair Mass-Submitter Prototype Standardized Cash or Deferred Profit Sharing Plan & Trust.(1)
    10.5   Supplemental Employees' Retirement Plan.(1)
    10.6 Purchase of Stock of Winnetka Investors, Inc. by Registrant dated September 5, 1996.(1)
    10.7 Purchase of Stock of MCAP Investors, Inc. by Registrant dated September 5, 1996.(1)
    10.8 Common Stock Subscription and Purchase Agreement between Registrant and TJS Partners, L.P., dated September 5, 1996.(1)
    10.9 Amendment to Common Stock Subscription and Purchase Agreement between Registrant and TJS Partners, L.P., dated December 31, 1996.(1)
   10.10 Purchase of Membership Interests of Limited Liability Agreements between Registrant and Intec Company, Inc. dated September 5, 1996.(1)
   10.11 Asset Purchase Agreement between Registrant and AMJ Central Station Corporation dated December 19, 1996.(1)
   10.12 Asset Purchase Agreement between All-Security Monitoring Services, L.L.C. and Northern Central Station, Inc. dated February 25, 1997.(1)
   10.13 Loan Agreement among Registrant, Security Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA Capital Corporation dated December 31, 1996.(1)
   10.14 Amendment to Loan Instruments among Registrant, Security Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA Capital Corporation dated February 28, 1997.(1)
   10.15 Lease Agreement between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated November 21, 1995.(1)
   10.16 Amendment to Lease Agreement between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated December 9, 1996.(1)
   10.17 Lease between Intec Company, Inc. and Security Associates Command Center II, L.L.C. dated September 4, 1996.(1)
   10.18 Sublease Agreement between William Jackson and Elizabeth Jackson and Registrant dated December 29, 1996.(1)
   10.19 First Amendment to Lease between William Jackson and Elizabeth Jackson and Registrant dated February 7, 1997.(1)
   10.20   Subordinated Loan Agreement between Registrant and TJS Partners,
           L.P.(1)
   10.21 Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated September 5, 1996.(1)

   10.22 Amended Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated December 31, 1996.(1)
   10.23   Warrant dated December 31, 1996 issued to TJS Partners, Ltd.(1)
   10.24   Form of Warrant.(1)
   10.25   Echo Star Joint Venture Agreement.(2)
   10.26 Amended and Restated Loan Agreement among Security Associates International, Inc., Security Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C., AMJ Central Station Corporation, Inc., Telecommunications Associates Group, Inc. and FINOVA Capital Corporation dated December 2, 1997.(4)
   10.27 Second Amendment to Lease between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated December 10, 1997.(4)
   10.28 Koll Business Center Lease dated May 16, 1996 between Telecommunications Associates Group, Inc. and TR Brell Austin Corp.(4)
   10.29 Lease between Indian Hill Properties, Inc. and Telecommunications Associates Group, Inc. dated November 24, 1997.(4)
   10.30 Stock Purchase Agreement between Security Associates International, Inc. as purchaser and Robert Ambros as seller dated November 21, 1997.(3)
   10.31 $500,000 Promissory Note dated December 8, 1997 from Alarm Funding Corporation to TJS Partners, L.P.(4)
   10.32 Subordinated Loan Agreement dated November 14, 1997 between Alarm Funding Corporation and TJS Partners, L.P.(4)
   10.33 Amended Subordinated Loan Agreement dated January 30, 1998 between Security Associates International, Inc. and TJS Partners, L.P.(4)
   10.34 $5,000,000 Promissory Note dated December 31, 1996 from Security Associates International, Inc. to TJS Partners, L.P.(4)
   10.35 Standard Hardware Purchase and Software License Agreement, between Monitoring Automation Systems and Security Associates International, Inc. dated September 21, 1998.(6)
   10.36   Form of Association Agreement.(6)
   10.37   Security Associates International, Inc. Stock Option Plan.(6)
   10.38   Security Associates International, Inc. Employee Stock Purchase
           Plan.(6)
   10.39   Allonge.(6)
   10.40 Third amendment to Loan Instruments between Security Associates International, Inc., All-Security Monitoring Services, L.L.C., AMJ Central Station Corporation, Telecommunications Associates Group, Inc., Texas Security Central, Inc. and Reliance Protection Services, Ltd. And FINOVA Capital Corporation.(6)
   10.41 Stock Purchase Agreement between Security Associates International, Inc. and the Willis Tate, Jr. Charitable Remainder Unitrust for Southern Methodist University, Ray Hooker and Willis Tate, Jr. dated June 17, 1998.(5)
   10.42 Asset Purchase Agreement between Security Associates International, Inc., as Seller and Security Alarm Financing Enterprises, Inc, as Purchaser, dated June 30, 1999.(9)
   10.43 Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement Dated as of September 5, 1996 between TJS Partners, L.P. and Security Associates International, Inc. dated September 30, 1999.(10)
   10.44 Second Amended and Restated Loan Agreement among Security Associates International, Inc., FINOVA Capital Corporation and State Street Bank and Trust Company dated September 30, 1999.(10)
   10.45 Stock Purchase Agreement among Security Associates International, Inc. and Herbert Warrick, Ramona Warrick and Russell VanDevanter dated November 5, 1999.(11)
   10.46 Second Amendment to Loan Instruments among Security Associates International, Inc., FINOVA Capital Corporation and Citizens' Bank of Massachusetts dated March 10, 2000.
    21.1   Subsidiaries of Registrant.
    24.1   Power of Attorney(7)
    27.1   Financial Data Schedule

   (1) Previously filed with the Registrant's Registration Statement on Form S-1 filed July 22, 1997.
   (2) Previously filed September 8, 1997 in pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1.
   (3) Previously filed with the Registrant's Current Report on Form 8-K filed
              December 10, 1997 and dated November 25, 1997.
   (4) Previously filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997.
   (5) Previously filed with the Registrant's Current Report on Form 8-K filed
              July 2, 1998, dated May 8, 1998.
   (6) Previously filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998.
   (7) Previously filed with the Registrant's Registration Statement on Form S-1 filed April 9, 1998.
   (8) Previously filed with the registrants Definitive Proxy Statement filed
              May 19, 1998.
   (9) Previously filed with the Registrant's Current Report on Form 8-K filed
              July 8, 1999, dated June 30, 1999.
  (10) Previously filed with the Registrant's Current Report on Form 8-K filed
              October 15, 1999, dated September 30, 1999.
  (11) Previously filed with the Registrant's Current Report on Form 8-K filed
              November 18, 1999, dated November 5, 1999.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                     (FOR EACH INCOME STATEMENT PRESENTED)

                                                                 Additions
                                        ------------------------------------------------------------
                                         Balance at                      Charged to
                                        Beginning of     Charged to        Other                       Balance at
             Description                   Period         Expense         Accounts       Deductions      End of
----------------------------------      -------------  -------------  ----------------  ------------     Period
                                                                                                       ----------
Allowances deducted from related
accounts receivable balance sheet
accounts of Security Associates
International, Inc.

Year ended December 31, 1997              206,000          687,000         100,000        (498,000)      495,000
Year ended December 31, 1998              495,000          248,000         340,000        (346,000)      737,000
Year ended December 31, 1999              737,000          190,000         220,000        (648,000)      499,000
                                        -------------  -------------  ----------------  ------------   ----------