Form 10KSB/A
period 1999-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2000-03-27
CIK 851720

          As Filed with the Securities and Exchange Commission on March 27, 2000
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

                                (Title of Class)

================================================================================

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ---

     Issuer's revenues for the most recent fiscal year: $22,689,132

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the American Stock Exchange on March 24, 2000 was $28,792,968.

     As of March 24, 2000 the registrant had outstanding 7,198,242 shares of our $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Our definitive proxy statement which is expected to be filed with the Commission not later than April 28, 2000, for our annual meeting of stockholders, expected to be held on or about May 23, 2000, is incorporated by reference into Part III of this Form 10-KSB/A.

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

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     We provide security alarm monitoring services for both residences and businesses through contracts with independent alarm dealers for subscribers who have entered into monitoring contracts with them. Independent alarm dealers are primarily owner-operated companies that have less than 10,000 customers. Our ability to attract new monitoring business is enhanced and supported by a network of over 3,000 independent alarm dealers, to whom we also provide industry-related education in the areas of technology, finance, management and marketing.

     We were incorporated in 1990 as an Illinois corporation and, through a merger in 1992, we became a Delaware corporation. Our original stockholders were thirty independent alarm dealers, in addition to our four founders. Three of our four founders are still active in our management: Ronald I. Davis, Chairman of the Board of Directors, James S. Brannen, President, and Stephen Rubin, Senior Vice President. We conduct our operations directly through central monitoring stations we own and through three wholly owned operating subsidiaries which operate central monitoring stations (which are the locations where the actual monitoring of the subscriber's alarms is conducted).

[MAP OF USA WITH SAI OWNED CENTRAL STATIONS INDICATED]

     o SAI directly owns and operates central monitoring stations located in Pompano Beach, Florida (SAI Southeast Command Center); Des Plaines, Illinois (SAI Midwest Command Center); Ogden, Utah (SAI Mountain Command Center); Portland, Oregon (SAI Northwest Command Centers - Portland); and Chino, California (SAI West Command Center).

     o SAI Command Centers Northwest-Seattle, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Seattle, Washington.

     o SAI Southwest Command Centers, Inc., a wholly owned subsidiary, owns and operates central monitoring stations located in Dallas, Texas, Houston, Texas and Metairie, Louisiana (Monark Central Dispatch).

     o SAI North Central Command Center, Inc., a wholly owned subsidiary, owns and operates a central monitoring station located in Euclid, Ohio.

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

     The sale of our retail accounts to SAFE represented a major turning point in our progress. As a result of that transaction we disposed of a non-core asset and re-focused our efforts on our core wholesale monitoring business and on our dealer network.

     Most of the proceeds of the sale of the retail accounts went to pay down our line of credit with FINOVA Capital Corporation. Following the retail account sale, we entered into a new $45,000,000 line of credit with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland. At the same time, our principal outside investor, TJS Partners, L.P., agreed to restructure its investment in our company, further improving our balance sheet and our ability to expand our core wholesale monitoring business.

     Our revenues consist of recurring monthly revenue ("RMR") payments under written contracts with independent alarm dealers to provide monitoring services to their subscribers. Total revenues increased from $2,733,253 for the fiscal year ended December 31, 1995 to $22,689,132 for the fiscal year ended December 31, 1999. Operating cash flow increased from $251,073 for the fiscal year ended December 31, 1995 to $3,105,173 for the fiscal year ended December 31, 1999. Operating cash flow is defined as earnings before depreciation, amortization, interest expense, income taxes and certain other expenses that are paid for with common stock or warrants. Our loss per share of common stock for the fiscal year ended December 31, 1999, was $0.59 per share. As a result of the sale of our retail account portfolio on June 30, 1999, and our new focus on the wholesale monitoring business, our results for the current fiscal year are not completely comparable to our results for prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of December 31, 1999, we monitored over 400,000 residences and businesses from our national network of regional central monitoring stations. All of these locations were monitored under contracts with approximately 2,500 alarm dealers for subscriber accounts owned by them. From January 1, 1995 through December 31, 1999, the number of subscriber accounts we monitored increased from approximately 51,471 to 401,000. On December 31, 1999, we provided monitoring services to 84,768 more subscriber accounts than at year-end 1998.

     We estimate that our central monitoring stations are currently capable of monitoring at least 750,000 subscriber accounts. We gained additional capacity when we acquired our Chino, California and Seattle, Washington facilities. We expect to be able to monitor 1,000,000 subscriber accounts by the end of 2000, before taking into account any future acquisitions.

     Our network of independent alarm dealers consists of over 3,000 dealers nationwide that are estimated to own approximately 600,000 subscriber accounts, some of which are presently monitored at central stations owned by our competitors. In order to attract new alarm dealers, and to continue to develop our relationships with those dealers already using our central monitoring stations, we host an annual convention for independent alarm dealers. At this meeting, developments in the security industry are discussed and industry experts make numerous presentations. This meeting is designed to keep the alarm dealers abreast of new developments in technology, marketing and management as well as new business opportunities.

     We also distribute an "audio magazine" to our network of dealers on a quarterly basis and conduct numerous smaller meetings throughout the year. Our relationships with independent alarm dealers are important because dealers are the source of our revenues. We intend to continue to increase the number of subscriber accounts we monitor. In pursuing this goal, we anticipate acquiring additional central monitoring station businesses and adding additional subscriber accounts as the businesses of our existing alarm dealers grow and through new dealers that join our Dealer Partner Program. Through this program, we offer selected alarm dealers the opportunity to own equity in our company as part of their ongoing relationship with us. See "Business - Dealer Partner Program."

     In the future, we believe that we can develop future business opportunities based on our network of over 3,000 independent alarm dealers representing over 15,000 trained installation and service personnel, expert in low voltage technology. We have also created through our dealers a network of over 400,000 consumers electronically connected to our regional, secure, redundant, UL listed central monitoring stations. We believe that these networks uniquely position us to become key participants in the delivery of in-home services as technologies converge.

INDUSTRY OVERVIEW

     General

     The electronic security alarm industry is characterized by a large number of small individually owned companies involved in security alarm system installation and monitoring. According to Barnes Associates, a well known investment banking and consulting firm in the industry, the top five companies account for approximately 45% of the market, with an estimated 10,000 to 12,000 dealers sharing the remainder of the market. Taken together, however, these 10,000 to 12,000 alarm dealers represent a nationwide presence with expertise in the installation and servicing of low voltage electronic systems. It is the needs of this nationwide market of alarm dealers and the opportunities that they represent that we seek to address.

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

     As larger participants have entered the security alarm industry, they have introduced mass marketing techniques which have included heavy advertising and low cost system installations tied to multi-year monitoring contracts. These long-term contracts typically have one to five year initial terms and one year automatic renewals, if not canceled. The monthly cash flow generated by the monitoring contracts subsidizes the cost of installations. Large, well-capitalized companies can afford to initially subsidize the costs of installing alarm systems. As competition has driven the average price of installed alarm systems down, independent alarm dealers, who have more restricted access to capital, continue to search for an appropriate competitive response.

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

     Another service we provide our dealers who wish to sell subscriber accounts, or obtain loans using subscriber accounts as collateral, is referral to Security Alarm Financing Enterprises, Inc. (SAFE), with whom we have formed an alliance. This alliance involves SAFE using our central stations to monitor accounts we refer to them which they purchase, paying us commissions for the referrals on accounts they purchase over agreed upon thresholds and making us their preferred provider of monitoring services. SAFE is an alarm industry specialized financing company that does not sell or install security systems. SAFE's policy is to contract with the selling alarm dealer to continue servicing the underlying alarm system. SAFE also refers all inquiries relating to system enhancements to the servicing alarm dealer. This allows dealers to further enhance their businesses. By working with our company and SAFE, dealers can purchase monitoring and obtain financing from companies they view as allies rather than competitors.

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

     Provide High Quality Monitoring Services to Independent Dealers

     A subscriber account represents a stream of income that may continue for many years if the monitoring contracts are extended for additional renewal terms. An enterprising dealer can even increase the value of a subscriber account by selling add-on services such as:

     o   alarm system maintenance and servicing;

     o two-way voice communications between the subscriber and the central monitoring station; and

     o cellular telephone or long-range radio backup to the normal land line telephone links to the central monitoring station.

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

     We strive to own and operate superior central monitoring stations with highly efficient equipment and a well-trained staff to deliver high quality monitoring services. All of our central stations are Underwriters Laboratory
(UL) listed. To obtain and maintain a UL listing, a central station must be located in a building meeting UL's structural requirements, have a backup and uninterruptible power supply and have secure telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled. Our central stations are also capable of supporting a full range of add-on services such as two-way voice communications, cellular transmission and long-range radio access.

     Another of our objectives is to substantially increase the number of subscriber accounts to which we provide monitoring services and to increase the profitability of the services we provide. We are adding additional monitoring capacity and continuing the consolidation of our monitoring operations to realize additional economies of scale. We will continue to maintain and further enhance the quality of the services we provide and market to the alarm dealer community. Ron Carr our Senior Vice President for Central Station Operations leads this effort. Mr. Carr was formerly Director of Telecommunications and Central Station Operations for SecurityLink and, prior to that, Director of Telecommunications for ADT, Inc.

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

The following acquisitions were undertaken primarily to build our regional network:

     o Southeast: In December 1996, we purchased the assets of AMJ Central Station Corporation which owned and operated a central station located in the Fort Lauderdale/Pompano Beach, Florida area.

     o Midwest: In July 1995, we purchased All Security Monitoring Services L.L.C. which owned and operated a central monitoring station located in Des Plaines, Illinois, a suburb of Chicago. In November 1997, we purchased Telecommunication Associates Group, Inc. which owned and operated central monitoring stations located in Euclid, Ohio, a suburb of Cleveland and Austin, Texas. The Austin central station has been consolidated into our Houston central station.

     o Southwest: In June 1998, we purchased Texas Security Central, Inc. which owned and operated central monitoring stations located in Dallas, Texas; San Antonio, Texas and Houston, Texas. The San Antonio central station has been consolidated into our Houston central station. In December 1999, we purchased the assets of Monark Central Dispatch, Inc. which owned and operated a central station located in Metairie, Louisiana (which is in the New Orleans area).

     o West: In May 1998, we purchased the third party monitoring business of Fire Protection Service Corporation which owned and operated a central monitoring station located in Ogden, Utah (which is in the Salt Lake City area). In November 1999, we purchased the assets of Total Electronic Alarm Monitoring, L.L.C. that owned and operated a central station located in Chino, California (which is in the Los Angeles area).

     o Pacific Northwest: In October 1998, we purchased the assets of World Security Services Corporation which owned and operated a central monitoring station located in Portland, Oregon. In November 1999, we purchased Alarm Monitoring Service, Inc. which owned and operated a central monitoring station located in Seattle, Washington.

     In order to emphasize both our nationwide identity and our regional presence, we have renamed our central stations: SAI Midwest Command Center (Des Plaines, Illinois), SAI Mountain Command Center (Ogden, Utah), SAI North Central Command Center, Inc. (Euclid, Ohio), SAI Northwest Command Centers - Portland (Portland, Oregon), SAI Northwest Command Centers - Seattle, Inc. (Seattle, Washington), SAI Southeast Command Center (Pompano Beach, Florida), SAI Southwest Command Centers, Inc. (Dallas, Texas, Houston, Texas and Metairie, Louisiana) and SAI West Command Center (Chino, California).

     We have substantially completed our capital investment project that expanded the capacity of our central monitoring stations to 750,000 monitored alarm systems. We intend to continue our program of expansion. This expansion will principally involve hiring additional personnel, purchasing additional computers and monitoring equipment and leasing additional phone lines. We will then have the opportunity, and challenge, of bringing in additional subscriber accounts to absorb the increased monitoring capacity.

     Integrate Central Station Operations and Realize Economies of Scale

     Historically, our central monitoring stations were separately owned and operated as independent business units by the original owners. Our acquisition and consolidation of the formerly independent monitoring companies has presented us with opportunities to increase the profitability of each of these operations. We seek to exploit these opportunities by eliminating duplicative efforts. Under this program:

     o   We have implemented a single centralized accounting system.

     o We have created a centralized billing, customer service and collections department to service all of our central monitoring stations.

     o We will continue the consolidation of monitoring operations into regional central monitoring stations.

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

     We have also realized economies of scale through the consolidation of the subscriber account bases of the following central monitoring stations:

     o Security Associates Command Center II, L.L.C. (located in Grand Rapids, Michigan) and Guardian Security, Inc. (located in Columbus, Ohio) into the Euclid, Ohio central monitoring station.

     o Northern Central Station, Inc. (located in Little Falls, New Jersey) into the Des Plaines, Illinois central monitoring station.

     o Telecommunication Associates Group, Inc.'s central station in Austin, Texas, and Alarm Central Monitoring, Inc. (located in Dallas, Texas) into SAI Southwest Command Centers, Inc. central monitoring stations located in Houston and Dallas, Texas, respectively. The San Antonio facility of SAI Southwest Command Centers, Inc. was also consolidated into the Houston central station.

Further consolidations will take place, as we deem appropriate.

     Maintain and Enhance the Quality of Monitoring Services

     In the normal course of our business, we sometimes experience cancellation of accounts for various reasons, some of which are beyond our control. Accounts may be lost because, for example, dealers go out of business or subscribers relocate. Accounts may also be lost because of problems with service. Among our initiatives are the implementation of a statistical quality control system and a formal training and advancement program. We also conduct continuous reviews of the operations of each of our central monitoring stations to improve the functionality and profitability of our monitoring services.

     Previously, each of our central monitoring stations used slightly different event monitoring software and hardware. However, we have recently conformed and upgraded the computer systems used in all of our central stations, except for our Louisiana central station, which we are in the process of changing. We expect this process to be completed in the second quarter of 2000. The system-wide upgrade is designed to:

     o Standardize the central station information systems to allow better information flow between the central stations.

     o Allow more efficient information exchange between the central stations and the home office.

     o Create fully redundant systems in case of system failure in one or more of the central stations.

     o   Increase the efficiency of our customer service department.


We believe that these improvements will allow us to conduct our operations in a more efficient and cost effective manner. Furthermore, we anticipate that the new systems will provide a platform from which we can offer a wider selection of value-added services to our alarm dealers. These services include providing dealers with after-hours answering services, Internet or direct access to end-user information for a dealer's subscriber accounts and automated interactive alarm system testing services.

     Implement Central Station Based Regional Marketing Program

     We have reorganized and changed the focus of our sales force. In the past, we relied on the existing subscriber account base of the acquired central monitoring station businesses and the "natural increase" in subscriber accounts that occurs as alarm dealers who are already customers install additional alarm systems for our growth. Additionally, our sales force was centrally located and approached alarm dealers on a national basis. We have redirected our sales effort by organizing a decentralized sales force based in our central monitoring station businesses. The design of our marketing programs has remained a home office function.

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

DEALER FINANCING PROGRAMS

     General

     Alarm dealers, like many other small businesses, from time to time need financing in order to operate and grow their businesses. The reasons a dealer might need access to cash are extremely varied and include the need to manage cash shortfalls, to finance expansion or inventory and to subsidize the costs of system installations. In addition, many dealers would like to be able to offer financing for potential purchasers of alarm systems. As is common with small businesses, access to capital is limited. Access to bank financing is also limited for both the dealers and for their customers who may wish to finance the purchase of the alarm system.

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

     Sale of Subscriber Accounts

     One method of financing that has developed in the security alarm industry is the sale of subscriber accounts to third parties. While we no longer purchase subscriber accounts, we do offer a referral program for our dealers through Security Alarm Financing Enterprises, Inc. (SAFE). In a typical transaction, the alarm dealer will sell subscriber contracts for a price that is a multiple of the current monthly payment amount generated by that subscriber account. This monthly payment amount is commonly called RMR in the industry, which stands for recurring monthly revenue. For example, if a single contract provided for monthly payments of $25 per month it might sell for $750, or thirty times RMR.

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

     The SAFE Loan Program

     In November of 1999, SAFE introduced its loan program. Under this program, SAFE will lend to qualified dealers for periods of up to 60 months, secured by dealer owned monitoring accounts. We refer qualified dealers to SAFE and attempt to facilitate the loan approval process. Because the SAFE program is presently only available for loan transactions in excess of $500,000 we also refer dealers to other lenders under our ValueBuilder Program.

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

     All dealers participating in the ValueBuilder program must agree that any new subscriber account that uses the program must be monitored at one of our central monitoring stations for a negotiated period, usually three to five years.

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

     Generally, 25% of the stock issued to a dealer under the Dealer Partner Program will be freely tradable upon issuance. The remaining 75% will have restrictions on transfer that will be removed in three equal annual increments. If the dealer defaults on its obligations under the Dealer Partner Program, the dealer will forfeit all of the stock as to which the restrictions have not yet been removed, but will retain the balance of the stock.

     A dealer will be deemed to be in default on its obligations under the Dealer Partner Program if the dealer (or any party he sells his subscriber accounts to) transfers the covered subscriber accounts to a competitor's central station or fails to comply with our rights of first refusal, unless waived by us, during the term of the contractual relationship. The right of first refusal is the right we retain to meet or beat the terms of any offer by another company to purchase, or make loans secured by, the dealer's subscriber accounts. Since we no longer purchase subscriber accounts or make loans to dealers, we refer purchase and loan opportunities to Security Alarm Financing Enterprises, Inc. or other lenders.

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

     Our Audio Insight program supplements these activities. Audio Insight is an audio magazine that is distributed quarterly. Each edition of Audio Insight, hosted by Mr. Davis, is a cassette of about one-hour in length, which contains ideas, interviews and insights relating to the alarm industry. We also distribute camera-ready consumer newsletters that can be customized by alarm dealers for mailing to their own customer base as a marketing tool. The Audio Insight cassette and the consumer newsletter program are only available to members of our dealer network.

     Assist Dealers in Exploiting Future Opportunities

     We anticipate that new business opportunities for alarm dealers will continue to develop as a result of "bundling". Bundling involves providing a range of complementary or similar services, such as local and long distance telephone services, cable television programming and alarm monitoring all billed monthly on a single invoice. We anticipate that at least some bundlers will include alarm monitoring in the services they provide and may wish to "outsource" much of the installation, service and monitoring functions. We expect the technologies by which such services as telecommunications, entertainment and security are delivered to converge with the Internet. Because of the size and geographic diversity of our dealer network, we intend to present our company to the bundlers and service providers as an easy and cost-effective way of approaching independent installers and their customers. We believe that the collective strength of our independent dealer network enables us to more effectively exploit these and other emerging market opportunities.

     Build a Deeper Relationship with Independent Dealers

     We view our overall marketing strategy as an attempt to build a broad range of relationships with independent alarm dealers through which we can develop and market a range of services designed to address alarm dealer needs and build recurring revenue for our dealers and us. Our strategy is built around the premise that dealers are best served when our regional central monitoring station personnel develop a personal relationship with them. To implement this strategy we have developed a force of regional dealer liaison personnel based in each of our central stations. These dealer liaisons provide personalized one stop service to alarm dealers to address their individual needs as they arise. Meetings of central station based user groups and a national advisory council supplement their efforts.

     We implemented our user group and national council programs to gain dealer insight into the quality of the services that we provide. Each of our central stations has a user group of alarm dealer customers in its service area. These user groups meet periodically and serve as a regular source of feedback for both the central stations and for our company as a whole. We also utilize the user groups as forums at which we can test the attractiveness and demand for proposed new services before making major commitments of time and money to new programs. In addition, we have formed a national advisory council made up of representatives of our regional dealer user groups. We meet with the members of our national council twice a year. One of these meetings occurs at our annual conference.

     We believe that these initiatives will greatly enhance the quality of our monitoring services, and, therefore, their attractiveness to alarm dealers. We also believe our access to, and knowledge of, the alarm industry and independent alarm dealers is of value to outsiders who may wish to use the services of, or sell products to, or through, our network of alarm dealers and their customers.

SALE OF RETAIL PORTFOLIO TO SAFE

     Sale of Retail Portfolio

     On June 30, 1999, we sold our portfolio of approximately 27,000 retail subscriber accounts to Security Alarm Financing Enterprises, Inc. (SAFE), a leading finance company serving independent alarm dealers. We will continue to monitor these accounts and we are SAFE's preferred provider of alarm monitoring services.

     The total transaction value was $22,800,000, of which $1,800,000 was a loan extended by SAFE to SAI. The loan is due in one year and bears interest at the rate of 8% per year. The loan will be considered paid in full if during the term of the loan we refer to SAFE $230,000 in recurring monthly revenue ("RMR") from alarm dealers for purchase or for collateral for loans, which SAFE then closes, under SAFE's financing programs. There can be no assurance that we will be able to refer, or that SAFE will purchase, $230,000 in RMR during the term of the loan. If we refer $230,000 or more in RMR during the term of the loan, we will receive commissions that are calculated from the first dollar of RMR referred and purchased. We have the opportunity to earn additional commissions in the second and third year of our referral agreement if we refer and SAFE closes on $460,000 and $690,000 in RMR, respectively. As of March 23, 2000, SAFE has closed on transactions representing a total of $41,518 in RMR.

     The sale of our retail accounts to SAFE allows us to fully concentrate our resources on our primary business of providing wholesale monitoring services to independent alarm dealers.

FINANCIAL RESTRUCTURING


     New Line of Credit for Acquisitions and Capital Expenditures

     On September 30, 1999, we refinanced our previous $30,000,000 line of credit with FINOVA Capital Corporation. This previous line of credit had a principal balance outstanding of approximately $6,600,000 on the closing date. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consists of a term loan and an acquisition line of credit. The term loan is in the principal amount of $7,000,000, which covered our existing indebtedness to FINOVA (approximately $6,600,000) as well as transaction costs for the refinancing (approximately $390,000) and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring station businesses. We may draw on this line of credit through March 31, 2001. On March 10, 2000, we entered into a second amendment to loan instruments which created a $1,000,000 capital expenditure line and a line of credit up to $2,000,000 to cover contingent obligations related to the SAFE attrition guarantee and referral obligation. This combined $3,000,000 was taken out of, and thereby reduced, the acquisition portion of the $45,000,000 facility discussed above.

     Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75% or the LIBOR rate plus 3.5%, at SAI's discretion. The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. These obligations mature in five years.

     Restructuring of TJS Partners' Investment

     On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., our principal stockholder. Pursuant to this agreement:
(i) $10,000,000 of subordinated debt and accrued interest owed by us to TJS Partners, L.P., (ii) 66,910 shares of Convertible Preferred Stock; and, (iii) 500,000 shares of 12% Redeemable Preferred Stock, together with all accrued dividends, which were held by TJS Partners, L.P., were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

     Each share of Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 100 shares of our common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

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

     In connection with the restructuring, our By-laws were amended to increase the percentage of votes required to approve matters presented to the stockholders from a simple majority to requiring greater than sixty percent (60%). This super-majority provision will be in effect for as long as TJS Partners, L.P. owns at least thirty percent (30%) of our common stock on an as-converted basis. Additionally, for so long as TJS Partners, L.P. owns at least fifteen percent (15%) of our common stock on an as-converted basis, our board of directors will consist of five directors, two of which may be designated by TJS.

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

     The purchase price was $6,846,000, which was paid in cash at closing. $2,396,000 of the purchase price was financed from our general corporate funds and the balance was financed by drawing on our existing credit facility with FINOVA Capital Corporation. The acquisition was accounted for under the purchase method for financial reporting purposes. The acquisition was accounted for under the purchase method for financial reporting purposes.

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

Acquisition of Alarm Monitoring Services, Inc.

     On November 5, 1999, we purchased all of the outstanding capital stock of Alarm Monitoring Services, Inc., a Washington corporation ("AMS") from unaffiliated parties.

     The purchase price was $4,000,000, which was paid in cash at closing. The purchase price was financed by drawing on our existing credit facility with FINOVA Capital Corporation and Citizens Bank of Massachusetts. The acquisition was accounted for under the purchase method for financial reporting purposes. The acquisition was accounted for under the purchase method for financial reporting purposes.

AMS was a third-party alarm monitoring company serving approximately 20,000 alarm monitoring subscribers and approximately 150 independent alarm dealers from a central monitoring station located in Seattle, Washington.

OTHER CENTRAL STATION ACQUISITIONS

     o   Alert Answering Service

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

     o   Guardian Security Systems, Inc.

         On March 8, 1998, we purchased all of the outstanding capital stock of Guardian Security Systems, Inc., an Ohio corporation ("Guardian") from an unaffiliated party.

         Guardian was a third-party alarm monitoring company that served approximately 3,270 subscriber accounts and fifteen alarm dealers and 1,349 subscriber accounts owned by Guardian from a central monitoring station located in Columbus, Ohio. In the first quarter of 1998, all of the assets and operations of Guardian were transferred to our central station located in Euclid, Ohio.

     o Monitoring Business of Fire Protection Services Corporation d/b/a Mountain Alarm

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


     o   Reliance Protection Services, Ltd.

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

     o   World Security Services Corp.

         On October 13, 1998, we purchased all of the assets of World Security Services Corp., an Oregon corporation ("World") from an unaffiliated party.

         World was a third-party alarm monitoring company that served approximately 20,000 alarm monitoring subscribers and approximately 180 independent alarm dealers from a central monitoring station located in Portland, Oregon

     o   Alarm Central Monitoring, Inc.

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

     o   Total Electronic Alarm Monitoring, L.L.C.

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

     o   Monark Central Dispatch, Inc.

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

RISK MANAGEMENT

     The nature of the services we provide potentially exposes us to liability for employee acts or omissions or system failures. Generally, our monitoring agreements contain provisions limiting our liability to subscribers in an attempt to reduce this risk.

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

     Our monitoring services compete with those offered by an estimated 250 companies which offer wholesale monitoring services from UL listed facilities. Most of these companies are small, local operations, however, several are larger and better financed than we are. In addition, we believe there are approximately 1,500 to 2,000 non-UL listed facilities.

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

REGULATORY MATTERS

     A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

     o subjecting alarm monitoring companies and/or subscribers to fines or penalties for transmitting false alarms,

     o requiring permits for individual alarm systems and revoking such permits following a specified number of false alarms,

     o   imposing fines on alarm subscribers for false alarms,

     o imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and

     o requiring further verification of an alarm signal before the police will respond.

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

LEGAL PROCEEDINGS

See Item 3- Legal Proceedings.

EMPLOYEES

     At March 17, 2000, we employed 412 individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relationships with our employees are good.

ITEM 2. PROPERTIES

     Our executive offices are located at 2101 South Arlington Heights Road, Arlington Heights, Illinois and our central monitoring stations are located at:

     o   2116 South Wolf Road, Des Plaines, Illinois;

     o   1471 S.W. 12th Avenue, Pompano Beach, Florida;

     o   1514 East 191 Street, Euclid, Ohio;

     o   9750 Brockbank, Dallas, Texas;

     o   12610 Richmond Avenue, Houston, Texas;

     o   3320 North Woodlawn Avenue, Metairie, LA;

     o   4507 North Channel Avenue, Portland, Oregon;

     o   1249 N.E. 145th , Seattle, WA;

     o   2178 Washington Boulevard, Ogden, Utah; and

     o   13937 Magnolia Ave., Chino, California.

All of our facilities are leased. The following is a summary of the term for each of our leases:

     o The Arlington Heights lease expires December 31, 2002, but can be renewed by us at our option for one additional five year term;

     o   The Des Plaines lease expires December 31, 2000;

     o The Pompano Beach lease expires December 31, 2003, but can be renewed by us at our option for one additional five year term;

     o The Euclid lease expires December 31, 2004, but can be renewed by us at our option for one additional five year term;

     o The Dallas lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

     o The Houston lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

     o   The Metairie lease is a month-to-month lease;

     o The Portland lease expires May 31, 2003, but can be renewed by us at our option for one additional three year term;

     o The Seattle lease expires May 31, 2002, but can be renewed by us at our option for two additional five year terms;

     o   The Ogden lease expires May 8, 2003, with no option to renew; and

     o   The Chino lease expires November 30, 2003, with no option to renew.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

     Our common stock has been traded on the American Stock Exchange under the symbol "SAI" since January 25, 1999. Our common stock was previously traded on the American Stock Exchange under the symbol "IDL" beginning on March 4, 1998. Prior to that, the common stock was traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as reported on the OTC Bulletin Board and the high and low sales prices as reported on the American Stock Exchange. The OTC Bulletin Board quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          HIGH BID       LOW BID
                                                          ---------     ---------

1998
First Quarter (through March 3, 1998)                     $   5.625     $    4.50

                                                            LAST REPORTED SALES
                                                          -----------------------
                                                            HIGH           LOW
                                                          ---------     ---------
1998
First Quarter (March 4, 1998 to March 31, 1998)           $    8.50     $    5.25
Second Quarter                                            $    7.06     $    5.25
Third Quarter                                             $    5.75     $    4.44
Fourth Quarter                                            $    4.50     $    3.94

1999
First Quarter                                             $    5.00     $    2.50
Second Quarter                                            $    3.44     $    2.50
Third Quarter                                             $    3.38     $    2.50
Fourth Quarter                                            $    3.94     $    1.50

2000
First Quarter (through March 24, 2000)                    $    4.00     $    2.00

     On March 24, 2000, the last reported sale price of our common stock was $4.00 per share. At March 24, we had approximately 237 stockholders of record, not including beneficial owners whose stock is held in street name.

Dividend Policy

     We have not paid dividends on our common stock in the past. We currently anticipate that we will retain all of our earnings for development of our business, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, on our common stock will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, loan covenants and such other factors as the Board of Directors may deem relevant. Payment of dividends is subject to satisfaction of covenants contained in our loan agreement with FINOVA and Citizens Bank of Massachusetts.


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

     On January 6, 1998, when he joined the Board of Directors, Mr. Jones was awarded options to purchase 10,000 shares of our common stock, at an exercise price of $6.00 per share. These options were to expire on December 31, 2002. On July 8, 1999, the Board extended the expiration date of Mr. Jones' options to July 8, 2005.

     On January 6, 1998, ProFinance Associates, Inc. was issued options to purchase 25,000 shares of common stock at a price of $6.00 per share. These options were to expire on December 31, 2002, and were issued in partial consideration of brokerage services rendered to us. Michael B. Jones, currently one of our directors, is a principal of ProFinance Associates, Inc. On July 8, 1999, the Board extended the expiration date of these options to July 8, 2005. These options were subsequently transferred into a family trust.

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

     On March 31, 1999, we issued 12,931 shares of common stock to employees, as stock bonuses for their performance. These shares were later registered on Form S-8 on May 6, 1999.

     On June 30, 1999, we issued 1,343 shares of common stock to Kismet Group, Ltd. in payment for services.

     On September 30, 1999, we issued 1,653 shares of common stock to Kismet Group, Ltd. in payment for services.

     On December 30, 1999, we issued 1,846 shares of common stock to Kismet Group, Ltd. in payment for services.

     On January 19, 2000 we extended the expiration date on options to purchase 50,000 shares of common stock (25,000 shares at $2.00 per share and 25,000 shares at $3.00 per share) held by Buttonwood Advisory Group, Inc., to June 15, 2000.

     On March 13, 2000, we issued option to purchase 123,000 shares of common stock to certain key employees pursuant to our Stock Option Plan. The underlying shares of common stock are registered on Form S-8; the options to purchase the shares are not registered.

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

     During 1998, TJS exercised options to purchase 2,075 shares of Convertible Preferred Stock for an aggregate purchase price of $245,000. Each option exercise is detailed below under "Exercise of Options and Warrants." TJS also purchased 155,835 shares of Redeemable Preferred Stock, which accrued dividends at the rate of 12% a year, on June 1, 1998, for a purchase price of $1,558,350.

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

Private Placement

     On December 31, 1997, we completed the sale of 1,000,000 shares of our common stock. The shares were privately placed with a group of accredited investors. No underwriter or placement agent was used. We received $5,000,000 in consideration for the shares, of which we realized approximately $4,980,000 after estimated offering expenses of $20,000. A registration statement to register the shares for resale was declared effective on April 22, 1998.

USE OF PROCEEDS OF SECURITIES SOLD PURSUANT TO OUR REGISTRATION STATEMENT

     On October 20, 1997, our first Registration Statement on Form S-1 (Registration No. 333-31775 under the Securities Act was declared effective. A subsequent Registration Statement on Form S-1 (Registration No. 33-49897) pursuant to Rule 429 of the Securities Act was declared effective on April 22, 1998. The Registration Statements cover 2,000,000 shares of our common stock and warrants to purchase up to 2,000,000 shares of such common stock, to be issued by us: (i) in connection with offerings to alarm dealers under Rule 415(a)(1)(ix) of Regulation C promulgated under the Securities Act; (ii) in connection with the acquisition of other business, real or personal properties, or securities in business combination transactions in accordance with Rule 415(a)(1)(viii); and (iii) otherwise under Rule 415. The Registration Statements also cover 1,778,088 shares of common stock that may be offered for sale by certain selling stockholders under Rule 415(a)(1)(i) and 415(a)(1)(iii). This prospectus also covers 3,918,600 shares of common stock that may be offered for sale by certain selling stockholders under Rule 415(a)(1)(i) and 415(a)(1)(iii). The offering by us commenced on October 20, 1997 and is continuing. We will not receive any proceeds from the securities issued by us pursuant to the Dealer Partner Program. However, the exercise of the warrants will require the exercising warrantholder to pay us $6.00 per share of common stock purchased upon exercise which will be used for general corporate purposes.

     No underwriter has been engaged in connection with the offering. The aggregate offering price of the common stock and warrants registered on our behalf was $12,000,000 and the aggregate offering price of the common stock registered on behalf of the selling stockholders was $24,381,348. No separate offering price was assigned to the warrants.

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

     We estimate that from October 20, 1997 through March 27, 2000, we incurred a total of $290,425 in expenses in connection with the offering. Those expenses are estimated to be as follows: legal $140,000; accounting $65,500; printing $74,225 and registration fees $10,700. All of these expenses represent payments to unrelated third parties and there were no direct or indirect payments to our directors or officers or their associates, or to any party owning ten percent or more of any class of our equity securities or any of our members. To date we have issued 427,698 shares of common stock and warrants to purchase 121,104 shares of common stock in connection with the offering.

     SELECTED FINANCIAL DATA

     The following selected financial data for the fiscal years ended 1997 through 1999 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected financial data for the fiscal years ended 1995 and 1996 are derived from audited financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Years Ended December 31,
                                                                                                           Pro Forma
                                          1995             1996            1997             1998            1998(1)
                                      -----------      -----------      -----------      -----------      -----------

Statement of Operations Data:

Revenues ........................     $     2,733      $     3,782      $    10,814      $    20,203      $    17,146
Operating (loss) ................     $      (389)     $      (591)     $    (2,662)     $    (3,406)     $    (2,130)
Net (loss) available to
  common stockholders ...........     $      (947)     $    (1,718)     $    (4,938)     $    (6,798)     $    (3,904)
Net loss per share ..............     $      (.26)     $      (.47)     $     (1.16)     $     (1.06)     $      (.61)
Shares used in computing net
  loss per share ................       3,665,642        3,669,343        4,266,151        6,394,048        6,429,048

                                          Years Ended December 31,
                                                         Pro Forma
                                          1999            1999(2)
                                       -----------      -----------

Statement of Operations Data:

Revenues ........................      $    22,689      $    18,969
Operating (loss) ................      $    (2,931)     $    (2,592)
Net (loss) available to
  common stockholders ...........      $    (4,047)     $    (4,631)
Net loss per share ..............      $      (.59)     $      (.66)
Shares used in computing net
  loss per share ................        6,897,200        6,980,533

---------------------
(1) The pro forma data for the year ended December 31, 1998, gives effect to all acquisitions made during fiscal year 1998 and the sale of our owned subscriber accounts as if they had occurred January 1, 1998.

(2) The pro forma data for the year ended December 31, 1999, gives effect to the sale of our owned subscriber accounts as if it had occurred on January 1, 1999.

                                                       Years Ended December 31,

                                      1995          1996          1997         1998          1999
                                    --------      --------      --------     --------      --------

Balance Sheet Data:

Cash and cash equivalents .....     $     54      $    632      $  5,522     $  1,481      $    631
Working capital (deficit) .....     $ (2,699)     $ (4,518)     $  1,625     $ (4,450)     $ (3,849)
Total assets ..................     $  6,030      $ 16,533      $ 36,009     $ 47,526      $ 33,341
Total debt ....................     $  6,862      $ 12,790      $ 22,919     $ 35,981      $ 14,287
Total stockholders' equity
  (deficit) ...................     $ (2,043)     $  1,269      $  7,231     $  3,869      $ 14,166

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data:

                                                                  Years Ending December 31,

                                                            (In thousands, except per share data)

                                                            1997             1998            1999
                                                        -----------      -----------      -----------

Net Revenue                                             $    10,814      $    20,203      $    22,689

Operating Unit Expense                                        7,018           12,610           14,900
                                                        -----------      -----------      -----------

Operating Unit Margin                                         3,796            7,593            7,789

Operating Expenses:

          Amortization & depreciation                         3,704            6,288            5,714

          General & administrative                            1,595            2,488            2,546

          Selling, marketing & business development             297            1,614            2,460

          Deferred compensation expense                         862              609               --
                                                        -----------      -----------      -----------

Loss From Operations                                         (2,662)          (3,406)          (2,931)

Gain On Sale Of Owned Subscriber Accounts                        --               --            1,899

Interest Expense                                             (1,863)          (2,870)          (2,565)
                                                        -----------      -----------      -----------

Net Loss                                                     (4,525)          (6,276)          (3,597)

Dividends Accrued On Preferred Stock                            413              522              450
                                                        -----------      -----------      -----------

Net Loss To Common Stockholders                         $    (4,938)     $    (6,798)     $    (4,047)

Net Loss Per Share                                      $     (1.16)     $     (1.06)     $      (.59)

Total Weighted Average Number Of Common Shares
  Outstanding                                             4,266,151        6,394,048        6,897,200

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                     Years Ending December 31,

                                                    1997       1998       1999
                                                    ----       ----       ----

Net Revenue                                         100%       100%       100%

Operating Unit Expense                               65%        63%        66%

Operating Unit Margin                                35%        37%        34%

Operating Expenses:

     Amortization & depreciation                     34%        31%        25%
     General & administrative                        14%        12%        11%
     Selling, marketing & business development        3%         8%        11%
     Deferred compensation expense                    8%         3%        --

Loss From Operations                                (24%)      (17%)      (13%)

Gain On Sale Of Owned Subscriber Accounts            --         --          8%

Interest Expense                                    (17%)      (14%)      (11%)

Net Loss                                            (41%)      (31%)      (16%)

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

     OPERATING UNIT EXPENSE AND MARGIN. Operating Unit Expense includes all costs directly attributable to each operating unit rendering monitoring services. During 1998 and until June 30, 1999, these expenses also include the customer service function related to our owned account portfolio. These expenses increased from $12,610,489 in 1998 to $14,899,687 in 1999 or 18.2%. Expenses
related to the central station operation increased from $10,291,901 in 1998 to $13,952,037 in 1999 or 35.6%. This increase is primarily attributable to acquisitions of central stations in 1998 and 1999 and additional personnel devoted to quality assurance and training. The margin attributable to the central station operations decreased from 29.8% in 1998 to 29.4% in 1999. Expenses related to our owned account portfolio decreased from $3,723,986 in 1998 to $1,746,967 in 1999 due to the sale of our owned account portfolio on June 30,1999. The margin attributable to our owned account portfolio was 46.4% in 1998 and 53.2% in 1999. The increase is due to the greater number of owned accounts in 1999, which allowed us to increase efficiency. Intercompany revenue and costs decreased from $1,405,398 in 1998 to $799,318 in 1999 due to the sale of our owned accounts on June 30, 1999.

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

     Our deferred compensation plan was terminated in 1999. As a result, there is no expense to record. Deferred compensation expense in 1998 was $609,103

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

1998 COMPARED TO 1997

     REVENUE. Revenues for fiscal 1998 increased by $9,389,763, or 86.8%, to $20,203,850 from $10,814,087 for fiscal 1997. The increase in revenues is primarily related to acquisitions completed at the end of 1997 which resulted in a full year's revenue generated in 1998 as opposed to a partial year in 1997, and to acquisitions completed during 1998. The increase in revenues related to Telecommunications Associates Group, Inc. ("TAG") was approximately $3,878,000. The acquisition of TAG was completed on November 24, 1997. The increase in revenues related to the acquisition of Texas Security Central, Inc. ("TSC") and Alarm Central Monitoring, Inc. ("ACM") was approximately $2,237,000. The acquisitions of TSC and ACM were completed in June and October 1998, respectively. The acquisitions of the monitoring business of Fire Protection Services Corporation d/b/a Mountain Alarm (acquired in May, 1998), the assets of World Security Services Corp. (acquired in October, 1998) and Reliance Protection Services, Ltd. (acquired in July, 1998) increased revenue by approximately $1,040,000. The balance of the increase in revenue between the years 1998 and 1997, of approximately $1,902,000, is the result of a net increase in the number of subscriber accounts owned during the year and internally generated revenue growth related to the central stations.

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

     Selling, marketing and business development expenses increased from $296,977 in 1997 to $1,614,007 or 443.48% in 1998. The increase in these expenses is related to the addition of two employees devoted to marketing initiatives, three employees devoted to a national sales effort and two employees devoted to business development efforts primarily related to central station acquisitions. The total increase in payroll and related costs is approximately $525,000. Approximately $575,000 in additional costs related to marketing the dealer incentive program and overall advertising and marketing efforts, including $70,400 of expense related to the stock based dealer incentive program were incurred in 1998. There was also an increase in travel expenses and professional fees related to acquisitions and sales efforts of approximately $200,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Since January 1994, we have financed our operations and growth from a combination of internally generated cash flow, borrowings under our credit facilities and sales of equity securities. Our principal uses of cash are for capital expenditures to support internal growth, the acquisition of central monitoring station businesses and operating expenses. We intend to continue to pursue growth through the acquisition of additional central monitoring station businesses.

     We are continuing to implement our strategy to attract new dealers to our wholesale central station monitoring facilities. We intend to continue issuing shares of common stock throughout the remainder of the year under our Dealer Partner and ValueBuilder programs. The number of shares of common stock to be issued can not be estimated at this time, but may not exceed 2,000,000 shares, including those that may be issued upon exercise of warrants previously issued to alarm dealers under these programs.

     1999 COMPARED TO 1998

     During the year ended December 31, 1999, contract rights to monitor security systems were purchased for $1,517,537 in cash. During the same period goodwill, net of accumulated amortization, increased from $23,123,820 to $25,911,332 due to the acquisition of central stations during the year. Cash expenditures for acquisitions were $5,232,197 in 1999.

     Our owned account portfolio was sold to SAFE on June 30, 1999 for $22,800,000 in cash. We signed a note for $1,800,000, which was part of the $22,800,000 purchase price, payable within a year from the sale. This note is extinguished if SAFE purchases contracts from alarm dealers referred by SAI with total recurring monthly revenue of $230,000 during the term of the loan. Management cannot predict whether we will be able to meet this requirement. As of December 31, 1999, SAFE has purchased contracts with $34,263 of recurring monthly revenue. Additionally, as of December 31, 1999, dealers we have referred have signed letters of intent with SAFE for the sale of contracts with $53,024 of recurring monthly revenue and there are dealers with contracts with recurring monthly revenue totaling over $71,858 that have not yet responded to the letters of intent sent to them. There can be no assurance that the SAFE will purchase all or any of the contracts referred even if letters of intent are signed.

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

     On September 30, 1999, we refinanced our previous $30 million line of credit with FINOVA Capital Corporation. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consists of a term loan and an acquisition line of credit. The term loan was in the principal amount of $7 million, which covered our existing indebtedness to FINOVA and working capital. The acquisition line of credit of up to $38,000,000 is solely for acquisitions of central monitoring station businesses. We may draw on this line of credit through March 31, 2001. On March 10, 2000, we entered into a second amendment to loan instruments which created a $1 million capital expenditure line and a line of credit up to $2 million to cover contingent obligations related to the SAFE attrition guarantee and referral obligation. This combined $3 million was taken out of, and thereby reduced, the acquisition portion of the $45 million facility discussed above. Both the term loan and the acquisition line of credit bear initial interest at a variable rate of prime plus 0.75%. The interest rate is, however subject to an upward adjustment depending on the loan to recurring monthly revenue ratio. These obligations mature in five years.

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

     The Series A Convertible Preferred Stock has a $10 par value, a liquidation preference of $350 per share and each share is convertible into 100 shares of our common stock. The Series A Convertible Preferred Stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

     In November 1999, we purchased central stations in Seattle, Washington and Chino, California. The total purchase price for these acquisitions was approximately $4,300,000 in cash, 100,000 shares of our common stock and certain assumed liabilities. We also purchased an additional central station in Metairie, Louisiana and a central station monitoring business in Idaho in December 1999. The total purchase for these two acquisitions approximated $1,000,000 plus the assumption of liabilities.

     Current liabilities decreased during the year ended December 31, 1999 compared to 1998 from $9,850,442 to $6,859,791. Unearned revenue decreased by $3,209,921 due to the sale of our owned account portfolio and a concerted effort to convert our customers from quarterly, semi-annual and annual billing cycles to monthly. This was done to smooth cash flow and expedite the collection of receivables. Accrued expenses increased by $471,523 due to the exchange of $3,576,166 of accrued interest and dividends by TJS Partners for Series A Convertible Preferred Stock, offset by additional accruals related to the sale of the owned accounts of $3,097,278. Additional increases in accruals in 1999 are approximately $950,000. Accruals of approximately $460,000 are related to acquisitions in the fourth quarter of 1999 including an accrual of $250,000 for expenses related to moving the Metairie, Louisiana facility. Additionally, accrued payroll increased approximately $400,000 in 1999 and an accrual of $90,000 related to the Employee Stock Purchase Plan is recorded in 1999. Current maturities decreased by $200,956 during the year. In 1998, current maturities were comprised of the short-term portion of the FINOVA debt ($1,330,000) and other short-term debt of $844,038. In 1999, current maturities are comprised of a short-term note of $1,800,000 due to SAFE and other short-term debt of $173,352. Senior debt borrowings decreased by approximately $14,322,002 and subordinated borrowing decreased by $8,500,000. Net capital of $192,500 was raised during the year through warrant and option exercises for the purchase of common and preferred stock. These proceeds were used to fund central station acquisitions, the purchase of fixed assets and for general corporate purposes.

     1998 COMPARED TO 1997

     During the year ended December 31, 1998, contract rights to monitor security systems, net of accumulated amortization, increased $1,344,336 to $15,252,814 due to a net increase of 3,883 subscriber accounts. During the same period goodwill, net of accumulated amortization, increased from $11,933,074 to $23,123,820 due to the acquisition of seven central stations during the year. Cash expenditures for acquisitions were $12,431,112 in 1998. Cash paid for 7,032 subscriber accounts purchased was $3,897,659 in 1998.

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

     LOAN AGREEMENT WITH FINOVA CAPITAL CORPORATION.

     On December 31, 1996, we entered into a loan agreement with FINOVA. The maximum amount available under the FINOVA loan agreement was originally $15 million. On December 2, 1997, our loan agreement with FINOVA was amended. Under the amended loan agreement, our credit facility was increased to $30 million. On September 30, 1999, the loan agreement was renegotiated to increase the facility to $45 million. Certain financial covenants were changed and Citizens Bank now participates in the facility with FINOVA. Our new loan agreement allows us to draw on the acquisition portion through March 31, 2001 and matures on December 31, 2004, subject to earlier termination. On March 10, 2000, we entered into a second amendment to loan instruments which created a $1 million capital expenditure line and a line of credit up to $2 million to cover contingent obligations related to the SAFE attrition guarantee and referral obligation. This combined $3 million was taken out of, and thereby reduced, the acquisition portion of the $45 million facility discussed above.

     The interest rate on borrowings under the new loan agreement is the base rate in effect from time to time plus the applicable margin. At December 31, 1999, the applicable margin was .75% and the interest rate was 9.50%. We paid a loan fee of $262,500 on the original closing in December 1996, and an additional $222,000 on the effective date of the increase in December 1997. We paid a loan fee of $337,500 on the new loan agreement on September 30, 1999. We are obligated to pay a commitment fee of .5% on the unused portion of the facility during the period we are able to draw on the facility.

     The loan agreement with FINOVA and Citizens Bank of Massachusetts contains customary covenants. The most important covenants can be summarized as follows: until all obligations under the FINOVA loan agreement are paid or performed in full, neither we nor our covered subsidiaries may, except as specifically permitted: (i) incur indebtedness; (ii) encumber our properties; (iii) merge with or acquire other companies; (iv) incur contingent liabilities; (v) make distributions on or redeem equity securities; (vi) prepay debt; (vii) enter into operating leases (in excess of scheduled amounts); (viii) make investments in or loans to other companies; (ix) make fundamental changes in our businesses; (x) change the locations of our facilities; (xi) dispose of assets; (xii) amend our organizational documents; (xiii) issue additional membership interests in certain subsidiaries; (xiv) enter into contracts with members; (xv) permit the occurrence of any violations of ERISA; or (xvi) pay management compensation in excess of permitted amounts; (xvii) the ratio of total debt to operating cash flow (as defined) may not exceed 3.50; (xviii) the total debt may not exceed 15 times RMR for subscriber accounts we monitor for alarm dealers; (xix) the ratio of operating cash flow (as defined) to interest expense must be at least 1 to 1;
(xx) the fixed charge coverage ratio (as defined) must be at least 1.05 to 1; and (xxi) mandatory prepayments from excess cash flow as defined in the loan agreement. We are in compliance with the covenants stated above.

YEAR 2000 ISSUE

     The Year 2000 date change had no adverse effect on our business or operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate risk or for any other purpose.

     We incur debt from three sources: dealers from whom we acquire subscriber accounts, senior debt from FINOVA and a note payable to SAFE related to the sale of our owned account portfolio. Debt owed to dealers is in the form of a "holdback note" which guarantees the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 1.5% of our total debt. As of March 22, 2000 we had approximately $12.8 million in senior debt due to FINOVA and Citizens Bank Of Massachusetts at an interest rate of prime plus .75% and a note due June 30, 2000 at an 8% annual rate related to the owned account portfolio. The prime rate applicable to this debt was 8.50% at December 31, 1999. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

     Interest Rate Risk - The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.

(dollars in millions)                     Maturity  Date
                            2000         2001         2002         2003         2004        Total      Fair Value
                            ----         ----         ----         ----         ----        -----      ----------

Fixed Rate Debt           $ 1.800                                                          $ 1.800      $ 1.800
Average Interest Rate         8.0%                                                             8.0%


Variable Rate Debt                     $  .677      $ 1.447        1.939        8.251      $12.314      $12.314
Average Interest Rate                     9.50%        9.50%        9.50%        9.50%        9.50%

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE     POSITION

Ronald I. Davis           61     Chairman of the Board and Director

James S. Brannen          61     President, Chief Executive Officer and Director

Thomas J. Salvatore       32     Director

Michael B. Jones          48     Director

Douglas Oberlander        50     Director

Ronald J. Carr            48     Senior Vice President

Stephen Rubin             53     Senior Vice President

Howard Schickler          52     General Counsel, Senior Vice President, Secretary

Daniel S. Zittnan         45     Senior Vice President, Treasurer, Chief Financial
                                 Officer

Karen Daniels             44     Vice President

James N. Jennings         32     Vice President, Corporate Counsel and Assistant
                                 Secretary

Glenn D. Seaburg          40     Vice President

     RONALD I. DAVIS is one of our founders and has been our Chairman of the Board since October 1990. Prior to our incorporation, he had many years of experience in the security alarm industry. He was the founder, and from 1987 to 1990, the chairman and principal stockholder of SAI Partners, Inc., an alarm dealer buying group. SAI Partners, Inc. also provided alarm dealers with other support services such as training and educational programs, consulting, group insurance programs and certain proprietary alarm products manufactured by others. From 1982 to 1987, Mr. Davis was president of Security Alliance Corporation, a franchise company in the alarm industry and a joint venture with Pittway Corporation. Prior to 1982, Mr. Davis was a full time consultant to many of the alarm companies that now make up our dealer network. Mr. Davis earned a B.A. from Roosevelt University.

     JAMES S. BRANNEN is one of our founders and has been a director and our President since October 1990, and our Chief Executive Officer since 1993. He was a self-employed consultant in the alarm industry from February 1988 to October 1990. From 1962 until 1987, Mr. Brannen was employed by the First National Bank of Chicago where he served as a senior vice president in the commercial banking department. In that capacity, he managed, among others, the commercial areas of the bank responsible for lending to the cable television and paging industries. In addition, he managed the secured lending activity and was responsible for organizing and managing the bank's first workout lending activity. Mr. Brannen earned a A.B. degree from Dartmouth College and a MBA degree from Northwestern University.

     THOMAS J. SALVATORE was elected as one of our directors in December 1996. Since 1991, Mr. Salvatore has been the Managing General Partner of TJS Management, L.P. which is the General Partner of TJS Partners, L.P. ("TJS"), our principal stockholder. TJS has a contractual right to designate two directors to our Board of Directors and Mr. Salvatore is one of the designees. The other director has not been designated as of the date of this prospectus. Mr. Salvatore earned a Bachelors Degree in Business Administration from Fordham University.

     MICHAEL B. JONES was elected as one of our directors in January 1998. He has been president of ProFinance Associates, Inc. since he co-founded it in 1985. ProFinance has been a Broker-Dealer firm since 1990. Mr. Jones was with Marine Midland Bank from 1977 until 1985. He was responsible for starting a communications/electronics lending group in 1991 and, in his last position as group executive, for leading that group. That group was one of the first institutional lenders to the alarm industry. Mr. Jones earned a Bachelors Degree in Liberal Arts from the University of Arizona and a Masters Degree in International Relations from the Johns Hopkins University School of Advanced International Studies.

     DOUGLAS OBERLANDER was elected as one of our directors in January 1994. Since 1989, Mr. Oberlander has been president of Lease I, Inc. a commercial lease and finance company. From 1965 to 1988, Mr. Oberlander was employed by Oberlander Security, a security alarm dealer. Since 1991, Mr. Oberlander has served as a director of Oberlander Alarms, a security alarm dealer.

     RONALD J. CARR has been one of our Vice Presidents since March 1997, and a Senior Vice President and Chief Operating Officer for the Central Station Division since August 12, 1998. Mr. Carr is also the President of Telecommunications Associates Group, Inc., Texas Security Central, Inc., Alarm Central Monitoring, Inc., Guardian Protection Services, Ltd., and AMJ Central Station Corporation, Inc., all wholly owned subsidiaries of Security Associates International, Inc., and he is a member of the board of directors of the Central Station Alarm Association. From March 1996 to March 1997, Mr. Carr was director of Telecommunications and Central Station Operations for Ameritech's SecurityLink subsidiary. From 1991 to 1996 he was director of Telecommunications for ADT, Inc. Mr. Carr earned a Bachelors Degree in Business Administration from Brookdale College.

     STEPHEN RUBIN is one of our founders, has been a Senior Vice President since October 1990. From 1987 to 1990, he was a senior vice president of SAI Partners, Inc. From 1978 to 1986, Mr. Rubin was an officer of Davis Marketing Group and Security Alliance Corporation. Mr. Rubin earned a B.S. degree from Northern Michigan University and MBA degree from Loyola University. Mr. Rubin has the principal responsibility for the design and implementation of our marketing program.

     HOWARD SCHICKLER has served as General Counsel of our company since January 3, 1997, was appointed Secretary on October 7, 1997, Vice President on April 13, 1998 and Senior Vice President on July 8, 1999. Before joining us, Mr. Schickler spent eight years with Sachnoff & Weaver, Ltd., a Chicago law firm. He became a member of that firm in 1994. Before embarking on his legal career, Mr. Schickler was employed in the investment field as an institutional fixed income sales representative for The First Boston Corporation, Morgan Stanley & Co., Blunt, Ellis and Loewi and E. F. Hutton & Co. and as a portfolio manager at MGIC Investment Corporation. Mr. Schickler earned a B.A. degree from Brooklyn College, M.A., M.B.A. degrees from The University of Wisconsin at Milwaukee and a J.D. degree from Northwestern University.

     DANIEL S. ZITTNAN was named our Senior Vice President for Finance on August 12, 1998, and has served as our Chief Financial Officer and Treasurer since October 7, 1997. Mr. Zittnan spent over thirteen years with Arthur Andersen LLP, most recently as a senior manager. Mr. Zittnan earned a BA in accounting from DePaul University and is a member of the AICPA and ICPA societies.

     KAREN B. DANIELS has served as a Vice President since October 7, 1997. Prior to becoming a Vice President, Ms. Daniels acted as a consultant for the Company starting in March 1997, and prior to that for Ameritech AIIS, since 1995. From March 1990 to June 1995, Ms. Daniels was vice president/controller for Editel-Chicago, a division of Unitel Video, Inc., a video post-production company. Ms. Daniels earned a Bachelor's Degree in Industrial Administration-Finance from Iowa State University. Ms. Daniels is also a Certified Public Accountant.

     JAMES N. JENNINGS has served as Corporate Counsel of our company since January 1998, was appointed Assistant Secretary in February 1998 and Vice President in February 2000. Prior to joining us, Mr. Jennings spent a combined three years with Shefsky & Froelich, Ltd. and McCarthy Duffy Neidhart & Snakard, both Chicago law firms. Prior to entering private practice, Mr. Jennings was an independent investment banker for three years. Mr. Jennings earned a Bachelors Degree from the University of Texas at Austin and a J.D. from California Western School of Law.

     GLENN D. SEABURG has served as Director of Information Technology since September of 1998 and was appointed Vice President in February 2000. Prior to joining us, Mr. Seaburg was the Director of I.S./Telecommunications for the Signature Security Group from October 1998 to October 1999. From November 1987 to September 1998, Mr. Seaburg was employed by SecurityLink by Ameritech as its Manager System Development Project Manager. Prior to Ameritech's purchase of SecurityLink, Mr. Seaburg was Director of Information Systems for SecurityLink for three years.

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

                                       SECURITY ASSOCIATES INTERNATIONAL, INC.



March 20, 2000                         By: /s/ James S. Brannen
                                           -------------------------------------

                                           James S. Brannen,
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                        TITLE                              DATE

/s/ James S. Brannen                     President (Principal Executive Officer) and
------------------------------------     Director                                         March 20, 2000
James S. Brannen

/s/ Ronald I. Davis                      Director                                         March 20, 2000
------------------------------------
Ronald I. Davis

/s/ Thomas J. Salvatore                  Director                                         March 20, 2000
------------------------------------
Thomas J. Salvatore

/s/ Douglas Oberlander                   Director                                         March 20, 2000
------------------------------------
Douglas Oberlander

/s/ Michael B. Jones                     Director                                         March 20, 2000
------------------------------------
Michael B. Jones

/s/ Daniel S. Zittnan                    Senior Vice President, Treasurer and Chief
------------------------------------     Financial Officer (Principal                     March 20, 2000
Daniel S. Zittnan                        Financial and Accounting Officer)

                                INDEX TO EXHIBITS



 EXHIBIT
   NO.                          DESCRIPTION
 -------                        -----------

   3.1         Amended and Restated Certificate of Incorporation of the Company(1)

   3.1a        Certificate of Amendment of Certificate of Incorporation, As
               Amended.(8)

   3.2         By-Laws of the Company.(1)

   3.2b        Amended and Restated By-laws of Security Associates
               International, Inc. as of 9/27/99.(10)

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

  10.27        Second Amendment to Lease between American National Bank and
               Trust Company of Chicago as Trustee under Trust No. 59948 and
               Registrant dated December 10, 1997. (4)

  10.28        Koll Business Center Lease dated May 16, 1996 between
               Telecommunications Associates Group, Inc. and TR Brell Austin
               Corp. (4)

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

  10.46        Second Amendment to Loan Instruments among Security Associates
               International, Inc., FINOVA Capital Corporation and Citizens'
               Bank of Massachusetts dated March 10, 2000.(12)

  21.1         Subsidiaries of Registrant.(12)

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

(8) Previously filed with the registrants Definitive Proxy Statement filed May 19, 1998.

(9) Previously filed with the Registrant's Current Report on Form 8-K filed July 8, 1999, dated June 30, 1999.

(10) Previously filed with the Registrant's Current Report on Form 8-K filed October 15, 1999, dated September 30, 1999.

(11) Previously filed with the Registrant's Current Report on Form 8-K filed November 18, 1999, dated November 5, 1999.

(12) Previously filed with the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1999.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                      (FOR EACH INCOME STATEMENT PRESENTED)

                                                  Additions
                                -------------------------------------------------
                                 Balance at                Charged to                Balance at
                                Beginning of  Charged to     Other                     End of
Description                       Period       Expense      Accounts   Deductions      Period
                                ------------  ----------   ----------  ----------    ----------

Allowances deducted from
related accounts receivable
balance sheet accounts of
Security Associates
International, Inc.
Year ended December 31, 1997      206,000      687,000      100,000     (498,000)      495,000
Year ended December 31, 1998      495,000      248,000      340,000     (346,000)      737,000
Year ended December 31, 1999      737,000      190,000      220,000     (648,000)      499,000
                                  -------      -------      -------     --------       -------