Form 10QSB
period 2000-03-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2000-05-15
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB


(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 2000

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


Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [  X  ]          NO  [      ]


As of May 11, 2000 the Registrant had outstanding 7,219,801 shares of its $.001 par value Common Stock.

                    Security Associates International, Inc.

                          Quarter Ended March 31, 2000




                                      INDEX


Part I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1      Financial Statements.............................................3


            Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999............................................3


            Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999....................................4

            Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999....................................5

            Notes to Consolidated Financial Statements.......................6



Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................10


Part II - OTHER INFORMATION

Item 1      Legal Proceedings...............................................15

Item 2      Changes in Securities...........................................15

Item 3      Defaults Upon Senior Securities.................................16

Item 4      Submission of Matters to a Vote of Security Holders.............16

Item 5      Other Information...............................................17


Item 6      Exhibits and Reports on Form 8-K................................18


SIGNATURES      ............................................................19

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.

                              SECURITY ASSOCIATES
                              INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            (unaudited)
             ASSETS                                        MARCH 31, 2000      DECEMBER 31, 1999
     CURRENT ASSETS:
     Cash                                                $           503,840    $          631,521
     Accounts receivable, net                                      2,068,829             1,828,895
     Other current assets                                            527,469               550,009
                                                         -----------------------------------------
                Total current assets                               3,100,138             3,010,425
                                                         -----------------------------------------

     FIXED ASSETS, net                                             3,825,169             4,045,524

     Goodwill                                                     25,211,713            25,911,332
     Other assets, net                                               359,659               373,369
                                                         -----------------------------------------
                Total other assets                                25,571,372            26,284,701
                                                         -----------------------------------------

                                                         -----------------------------------------
                TOTAL ASSETS                             $        32,496,679    $       33,340,650
                                                         =========================================


     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Accounts payable                                    $           842,320    $          463,310
     Current maturities of long-term notes payable                 1,908,356             1,973,352
     Accrued expenses                                              3,600,229             3,923,722
     Unearned revenue                                                314,480               499,407
                                                         -----------------------------------------
                Total current liabilities                          6,665,385             6,859,791
                                                         -----------------------------------------
     NOTES PAYABLE, net of current maturities                     12,839,460            12,314,460
                                                         -----------------------------------------
                Total liabilities                                 19,504,845            19,174,251
                                                         -----------------------------------------
     STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $10 par
     value; 137,686 shares authorized, 136,359 shares
     outstanding                                                   1,363,590             1,363,590
     Common stock, $.001 par value; 50,000,000 shares
     authorized; 7,169,801 and 7,145,287 shares outstanding on
     March 31, 2000 and December 31, 1999, respectively                7,170                 7,145
     Warrants, net                                                   124,424               111,689
     Additional paid-in capital                                   35,048,085            34,955,971
     Retained deficit                                            (23,551,435)          (22,271,996)
                                                         -----------------------------------------
                Total stockholders' equity               $        12,991,834    $       14,166,399

                                                         -----------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        32,496,679    $       33,340,650
                                                         =========================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       (UNAUDITED)          (UNAUDITED)

                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                       MARCH 31, 2000       MARCH 31, 1999


Net Revenue                            $      5,687,508     $        6,300,352
Operating Unit Expense                        4,220,075              3,804,162
                                    -------------------------------------------
     Operating Unit Margin                    1,467,433              2,496,190
                                    -------------------------------------------
Amortization and depreciation                 1,206,935              1,638,727
General and administrative                      530,959                631,453
Business development                            658,346                615,489
                                    -------------------------------------------
     Total expenses                           2,396,240              2,885,669
                                    -------------------------------------------
     Loss from operations                      (928,807)              (389,479)
                                    -------------------------------------------
Interest expense, net                          (350,635)              (882,620)
                                    -------------------------------------------
     (Loss) before income
     taxes                                   (1,279,439)            (1,272,099)
PROVISION FOR INCOME TAXES                        -                      -
                                    -------------------------------------------
     Net loss                                (1,279,439)            (1,272,099)
DIVIDENDS ACCRUED ON PREFERRED
STOCK                                             -                   (150,000)
                                    -------------------------------------------
    Net loss available to common
    stockholders                       $     (1,279,439)    $       (1,422,099)
                                    ===========================================
NET LOSS PER SHARE                     $           (.18)    $             (.21)
                                    ===========================================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     7,149,123              6,773,638
                                    ===========================================








        The accompanying notes are an integral part of these statements.

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               (UNAUDITED)       (UNAUDITED)
                                                                              THREE MONTHS       THREE MONTHS
                                                                                  ENDED             ENDED
                                                                             MARCH 31, 2000    MARCH 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                               $(1,279,439)      $(1,272,099)
Adjustments to reconcile net loss to net cash used
       For operating activities-
         Amortization and depreciation                                           1,206,935         1,638,727
         Issuance of common stock for services                                      54,668             4,500
         Warrants and stock issued under dealer stock incentive plan                50,206            68,979
         Changes in assets and liabilities-
          Accounts Receivables, net                                               (239,934)          267,139
          Other current assets                                                      22,540           (88,714)
          Other long-term assets                                                    (6,161)           92,322
          Accounts payable                                                         379,010           (20,471)
          Accrued expenses                                                        (323,493)          647,956
          Unearned revenue                                                        (184,927)         (157,568)
                                                                           ----------------------------------
          Net cash (used in) provided by operating activities                     (320,595)        1,180,771

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of contract rights to monitor security
          systems, net                                                                   -          (616,680)
        Purchase of fixed assets                                                  (189,306)         (364,501)
        Cash paid for acquisitions, net                                            (77,784)                -
                                                                           ----------------------------------
                  Net cash used for investing
                            activities                                            (267,090)         (981,181)
                                                                           ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends earned on preferred stock                                               -          (150,000)
       Payment of notes payable                                                    (64,996)         (258,514)
       Proceeds from notes payable                                                 525,000           900,000
                                                                           ----------------------------------
                 Net cash provided by financing activities                         460,004           491,486

INCREASE (DECREASE) IN CASH                                                       (127,681)          691,076
CASH, beginning of the period                                                      631,521         1,480,869
                                                                           ----------------------------------
CASH, end of period                                                            $   503,840       $ 2,171,945
                                                                           ==================================

       The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000




NOTE 1.  BASIS OF PRESENTATION

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


     The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 1999 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.


     The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore, prior period results have been reclassified to conform to the new presentation.

NOTE 2. STATEMENTS OF CASH FLOWS


     The supplemental schedule of non-cash activities for the three months ended March 31, 2000 and 1999, includes the following:


                                                          2000             1999
                                                         ------            -----


Supplemental schedule of cash flow information-
     Cash paid during the period for interest           $329,893       $ 658,599
Supplemental schedule of noncash activities-
     Purchase of contract rights with notes                   -          124,577
     Purchase of contract rights with deferred revenue        -           66,174


NOTE 3.  NET LOSS PER SHARE

     Net loss per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 4.  SEGMENT REPORTING


     SAI sold its Owned Accounts on June 30, 1999. SAI now has one line of business which is to provide electronic alarm monitoring to residences and businesses for alarm dealers through agreements with alarm dealers and invoices the dealers at wholesale rates ("Central Stations"). SAI evaluates performance based upon operating income (or loss) before interest and income taxes; and operating cash flow, defined as operating income (or loss) plus depreciation and amortization. SAI does not separately identify interest expense by operating segment, nor does it allocate corporate general and administrative, selling and marketing expenses by operating segment.

------------------------------------ ----------------- ------------------ ----------------- -----------------
                                         OWNED             CENTRAL        CORPORATE AND
                                        ACCOUNTS          STATIONS         INTERCOMPANY          CONSOLIDATED
------------------------------------ ----------------- ------------------ ----------------- -----------------
Three months ended March 31, 1999
------------------------------------ ----------------- ------------------ ----------------- -----------------
Revenues                                 1,836,153          4,849,327         (385,128)            6,300,352
------------------------------------ ----------------- ------------------ ----------------- -----------------
Depreciation and amortization              962,271            676,456          -                   1,638,727
------------------------------------ ----------------- ------------------ ----------------- -----------------
Operating income (loss)                     22,551            495,147         (907,177)             (389,479)
------------------------------------ ----------------- ------------------ ----------------- -----------------



NOTE 5.  STOCK AND OPTIONS ISSUED


     SAI issued 24,513 shares of common stock during the first quarter of 2000. Of these shares, 23,013 shares were issued as 1999 performance awards to employees under SAI's Management Incentive Plan and 1,500 shares were issued to an independent consultant as payment for services. SAI did not receive any cash in exchange for these shares.

     In January 2000 SAI issued options to purchase 815,000 shares of common stock to its officers and directors under a stock option plan pending approval by our stockholders. Options to purchase these shares have an exercise price of $2.75 per share, vest over a two year period and expire 6 years from the date of the grant. Additional options to purchase 100,000 shares at an exercise price of $2.88 per share were issued to new officers of SAI and 123,000 options to purchase shares at an exercise price of $3.13 per share were issued to key employees. These options expire 6 years from the date of grant and vest over a three year period. The options are valued at $1.62, $1.71 and $1.85, per share respectively under the Black-Scholes option pricing model. Had compensation costs for the options been determined based on the fair value at their grant date, SAI's net loss for the three-month period would have been increased by $1,718,850. As a result, the loss per share would have increased by $.24 per share to $.42 per share.


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.


     Some of the information in this Quarterly Report may be forward-looking statements under the federal securities laws. Such statements can be identified by the use of words such as "anticipates," "intends," "seeks," "believes," "estimates," "plans," and "expects." These statements discuss expectations for the future, contain projections concerning the results of our operations or our future financial condition or state other forward-looking information. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ substantially from the results expressed in, or implied by, those statements. We assume no responsibility for revising forward-looking statements in light of future events or circumstances.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 AND 2000

     For the three months ended March 31, 2000, revenues were $5,687,508 compared to $6,300,352 for the same period in the prior year, a decrease of 9.73%. The change in revenue was due to an increase in revenues from central station operations of $838,131 or 17.28% and a decrease in revenue from the retail operation of $1,836,153. The increase in central station revenues is due to acquisitions in 1999. The decrease in revenue from the retail operation is due to the sale of the owned accounts that occurred on June 30, 1999.

     Operating unit expenses increased from $3,804,162 to $4,220,075 or 10.93% during the three-month period ended March 31, 2000 primarily due to the acquisition of central stations in 1999.

     General and administrative expenses for the three months ended March 31, 2000, decreased by $100,492 or 15.91% over the same period in the prior year. The decrease was primarily attributable to the sale of the owned accounts and a realignment of management responsibilities in the central stations.

     Business development expenses increased by $42,857 or 6.96% as salespeople and related expenses were added to focus on bringing new dealers into our central stations. Included in these expenses were non-cash expenses related to the dealer stock incentive program of $50,206.

     The decrease of $431,794 in amortization and depreciation expenses is related to an increase in amortization of goodwill of $530,477 due to acquisitions completed over the previous twelve months combined with a decrease in amortization related to the retail operations of $962,271.

     Interest expense decreased from $882,620 in the first quarter of 1999 to $350,635 in the first quarter of 2000. Debt decreased by approximately $22,000,000 from the first quarter of 1999 to the first quarter of 2000. As a result of the sale of SAI owned accounts, a debt repayment of $20,000,000 was made on June 30, 1999. As of March 31, 2000 SAI has total debt of $14,747,816 compared to total debt of $36,746,563 as of March 31,1999.



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

     We are implementing our strategy to attract new dealers to our wholesale central station monitoring facilities. We intend to continue issuing shares of common stock throughout the remainder of the year consistent with our Registration Statement on Form S-1, as amended from time to time, which was declared effective on April 11, 2000. The number of shares of common stock to be issued can not be estimated at this time, but may not exceed 2,000,000 shares, including those that may be issued upon exercise of warrants previously issued to Dealers under this program.

     On April 21, 2000, SAI entered into a letter of intent which commits SAI to combine with a company which operates wholesale monitoring stations in the United States. The consideration for this transaction includes $5,000,000 cash, the equivalent of 4,500,000 shares of SAI common stock and the assumption of approximately $33,000,000 of bank debt. The letter of intent also calls for SAI to issue the equivalent of 2,500,000 shares of common stock and options to purchase approximately 2,800,000 shares of SAI common stock at a $5 per share exercise price to another party in exchange for cash, the rights to enter into the merger transaction discussed previously, and to enter into a series of put and call options between SAI and this second party. The issuance of stock and options and the put and call agreement will require SAI to file a proxy and obtain shareholder approval.


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


     We incur debt from three sources: dealers from whom we have acquired subscriber accounts, a note payable to Security Alarm Financing Enterprises, Inc. related to the sale of our owned account portfolio and senior debt from FINOVA and Citizens Bank of Massachusetts. Debt owed to dealers is in the form of a "holdback note" which is collateral to a guaranty of the aggregate revenue produced by subscriber accounts purchased from dealers for a period of time. These notes are non-interest bearing and comprise less than 1% of our total debt. At March 31, 2000 we had $12,839,460 in senior debt due to FINOVA at an interest rate of prime (9%) plus .75% and a note due June 30, 2000 of $1,800,000 at an 8% annual rate related to the sale of the owned account portfolio. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.


     Interest Rate Risk. The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.



-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------
(dollars in millions)                      Maturity    Date
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------
                                 2000       2001        2002       2003      2004        Total      Fair Value
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------
Fixed Rate Debt                    $1.8                                                    $1.8           $1.8
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------
Average Interest Rate                 8%                                                      8%
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------

-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------

-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------
Variable Rate Debt                            $811      $1,290    $2,323    $10,324     $14,748        $14,748
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------
Average Interest Rate                         9.75%       9.75%     9.75%      9.75%       9.75%
-------------------------- -- ---------- ----------- ---------- ---------- ---------- ---------- -------------



PART II - OTHER INFORMATION

   Item 1.       Legal Proceedings.


     On September 10, 1999, a Writ of Summons was issued against SAI North Central Command Center, Inc., a wholly owned subsidiary of SAI, and Blair Communications, Inc. (First Evangelical Lutheran Church vs. Blair Communications, Inc. et al, No. 1999-04689 (Blair County, Pennsylvania)). The case involves damages resulting from a fire at the First Evangelical Lutheran Church. To date, no complaint has been filed, no claim for damages has been entered and no theory of liability has been asserted. SAI believes it has no liability in this matter and will vigorously defend its position.


     From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.


   Item 2.       Changes in Securities and Use of Proceeds.

     We cancelled the following securities previously issued under our Registration Statement on Form S-1 File No. 333-33356, declared effective April 11, 2000.

     On October 31, 1999, pursuant to an agreement with the Stockholder, we cancelled 29,741 shares of common stock originally issued August 31, 1999 as a deferred part of the purchase price in connection with the acquisition of our central station located in Ogden, Utah.


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


     In addition to the securities listed above, we issued the following securities during the first quarter of 2000 under our Registration Statement on Form S-8, File No. 333-77897, filed with the Securities and Exchange Commission on May 6, 1999.

     On March 1, 2000, we issued 23,013 shares of common stock to key employees under our Management Incentive Plan. We did not receive any cash proceeds in exchange for these securities.

     In addition to the securities listed above, we issued the following securities during the first quarter of 2000 under our Registration Statement on Form S-8, File No. 333-87833, filed with the Securities and Exchange Commission on September 24, 1999.

     On January 11, 2000 we issued options to purchase 815,000 shares of common stock to our officers and directors under our Stock Option Plan pending approval by our stockholders. The options have an exercise price of $2.75 per share, they vest over a two-year period and expire 6 years from the issue date..

     On February 14, 2000, we issued options to purchase 100,000 shares of common stock at an exercise price of $2.88 per share to new officers under our Stock Option Plan, subject to approval by our stockholders. The options vest over a three-year period and expire 6 years from the issue date.

     On March 13, 2000, we issued options to purchase 123,000 shares of common stock under our Stock Option Plan to key employees at an exercise price of $3.13, subject to stockholder approval. These options vest over a three-year period and expire 6 years from the issue date.

     We did not receive any cash proceeds in exchange for these securities.

     In addition to the securities listed above, we issued the following securities during the first quarter of 2000 that were not registered under the federal Securities Act.

     On March 31, 2000 we issued 1,500 shares of common stock to an independent consultant in payment for services.


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

     No matters were presented to our stockholders for a vote during the first quarter of 2000.

   Item 5.    Other Information.

None.

   Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27)     Financial Data Schedule

(b)  Reports on Form 8-K.


     We filed a Current Report on Form 8-K on January 6, 2000, dated November 5, 1999, which reported that SAI had purchased Total Electronic Alarm Monitoring, L.L.C. (located in Chino, CA) and Monark Central Dispatch (located in Metairie,
LA). The aggregate purchase price for these smaller central station acquisitions was approximately $1,071,960 plus 100,000 shares of our common stock which was valued at $200,000 on the dates of the acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Security Associates International, Inc.


Date:    May 12, 2000                By: /s/ James S. Brannen
                                         James S. Brannen
                                         President and Chief Executive Officer



Date:    May 12, 2000                By: /s/ Daniel S. Zittnan
                                         Daniel S. Zittnan
                                         Chief Financial Officer