Form 10QSB
period 2000-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2000-08-14
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 2000

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


As of August 11, 2000, the Registrant had outstanding 7,679,381 shares of its $.001 par value Common Stock.

                     Security Associates International, Inc.

                           Quarter Ended June 30, 2000

                                      INDEX


Part I - FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----
Item 1            Financial Statements...............................................................3


                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999..............................................................3


                  Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999.......................................................4


                  Consolidated Statements of Cash Flows for the three months ended June 30, 2000 and 1999.......................................................5


                  Notes to Financial Statements......................................................6


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................8

Item 3            Quantitative and Qualitative Disclosures About Market Risk........................10


Part II - OTHER INFORMATION


Item 1            Legal Proceedings.................................................................11

Item 2            Changes in Securities and Use of Proceeds.........................................11

Item 3            Defaults Upon Senior Securities...................................................13

Item 4            Submission of Matters to a Vote of Security Holders...............................13

Item 5            Other Information.................................................................13

Item 6            Exhibits and Reports on Form 8-K..................................................13

SIGNATURES .........................................................................................15

PART I - FINANCIAL INFORMATION

       Item 1.     Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               (unaudited)
                ASSETS                                                        JUNE 30, 2000   DECEMBER 31, 1999
     Current Assets:
Cash                                                                          $    366,415        $    631,521
Accounts receivable, net                                                         2,323,040           1,828,895
Other current assets                                                               734,043             550,009
                                                                              --------------------------------
           Total current assets                                                  3,423,498           3,010,425
                                                                              --------------------------------

FIXED ASSETS, net                                                             $  3,669,359        $  4,045,524

Goodwill                                                                      $ 24,661,486        $ 25,911,332
Other assets, net                                                                  392,208             373,369
                                                                              --------------------------------
           Total other assets                                                   25,053,694          26,284,701
                                                                              --------------------------------

                                                                              --------------------------------
           TOTAL ASSETS                                                       $ 32,146,551        $ 33,340,650
                                                                              ================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable                                                                   724,616        $    463,310
Current maturities of long-term notes payable                                    1,814,631           1,973,352
Accrued expenses                                                                 3,274,013           3,923,722
Unearned revenue                                                                   247,867             499,407
                                                                              --------------------------------
           Total current liabilities                                             6,061,127           6,859,791
                                                                              --------------------------------
NOTES PAYABLE, net of current maturities                                        13,189,460          12,314,460
                                                                              --------------------------------
           Total liabilities                                                  $ 19,250,587        $ 19,174,251
                                                                              --------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)

Series A convertible preferred stock, $10 par value, 137,686 shares authorized, 137,109 and 136,359 and shares outstanding on June 30, 2000 and
December 31, 1999, respectively, liquidation preference $350 per share           1,371,090           1,363,590
Common stock, $.001 par value; 50,000,000 shares
authorized; 7,506,100 and 7,145,287 shares outstanding on
June 30, 2000 and December 31, 1999, respectively                                    7,506               7,145
Warrants, net                                                                      137,159             111,689
Additional paid-in capital                                                      36,227,932          34,955,971
Retained deficit                                                               (24,847,723)        (22,271,996)
                                                                              --------------------------------
                Total stockholders' equity                                    $ 12,895,964        $ 14,166,399
                                                                              --------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 32,146,551        $ 33,340,650
                                                                              ================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                      THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                       JUNE 30, 2000         JUNE 30, 1999        JUNE 30, 2000       JUNE 30, 1999
Net Revenue                            $  5,579,817         $  6,330,216         $ 11,267,325          $ 12,630,568
Operating Unit Expense                    4,124,936            3,911,327            8,345,011             7,645,012
                                       ----------------------------------------------------------------------------
          Direct Margin                   1,454,881            2,418,889            2,922,314             4,985,556
                                       ----------------------------------------------------------------------------

Amortization and depreciation             1,221,244            2,041,835            2,428,179             3,680,562
General and administrative                  503,135              642,600            1,034,094             1,344,530
Business development                        634,602              614,974            1,292,948             1,230,463
                                       ----------------------------------------------------------------------------
      Total expenses                      2,358,981            3,299,409            4,755,221             6,255,555
                                       ----------------------------------------------------------------------------
      Loss from operations                 (904,100)            (880,520)          (1,832,907)           (1,269,999)
   Gain from sale of owned
      subscriber accounts                      --              2,649,184                 --               2,649,184
Interest expense net                       (392,184)            (914,404)            (742,819)           (1,797,024)
                                       ----------------------------------------------------------------------------
     (Loss) income before taxes          (1,296,284)             854,260           (2,575,726)             (417,839)
PROVISION FOR INCOME TAXES                     --                   --                   --                    --
                                       ----------------------------------------------------------------------------
     Net (loss) income                   (1,296,284)             854,260           (2,575,726)             (417,839)
                                       ----------------------------------------------------------------------------

DIVIDENDS ACCRUED ON PREFERRED STOCK           --               (150,000)                --                (300,000)
                                       ----------------------------------------------------------------------------
     Net (loss) income available to
     common stockholders               $ (1,296,284)             704,260         $ (2,575,726)         $   (717,839)
                                       ============================================================================
NET (LOSS) INCOME PER SHARE - Basic    $       (.18)        $        .10         $       (.36)         $       (.11)
                                       ============================================================================

NET (LOSS) INCOME PER SHARE-Diluted    $       (.18)        $        .05         $       (.36)         $       (.11)
                                       ============================================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic         7,223,473            6,818,695            7,223,473             6,818,695
                                       ============================================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Diluted       7,223,473           14,118,522            7,223,473             6,818,695
                                       ============================================================================


        The accompanying notes are an integral part of these statements.

                       SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      (UNAUDITED)      (UNAUDITED)
                                                                   SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                     JUNE 30, 2000   JUNE 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $ (2,575,726)   $   (417,839)
     Adjustments to reconcile net loss to net cash used
     For operating activities-
      Amortization and depreciation                                    2,231,214       3,680,562
      Gain on sale of contract rights to monitor security systems           --        (2,649,184)
      Issuance of common stock for services                               59,167          12,041
      Warrants and stock issued under dealer stock incentive plan        110,414         114,072
      Changes in assets and liabilities-
         Accounts Receivables, net                                      (494,145)      1,239,979
         Other current assets                                           (184,034)       (107,005)
         Other long-term assets                                          (58,139)         92,322
         Accounts payable                                                261,306          22,098
         Accrued expenses                                               (649,709)      1,204,630
         Unearned revenue                                               (251,540)     (1,398,145)
                                                                       -------------------------

             Net cash provided by (used for) operating activities     (1,551,192)      1,793,531
                                                                       -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of contract rights to monitor security
      systems, net                                                          --        (1,528,800)
     Proceeds from sale of contract
     rights to monitor security systems                                     --        22,195,906
     Purchase of fixed assets                                           (428,249)       (822,060)
     Cash paid for acquisitions, net                                     (39,194)           --
                                                                       -------------------------

             Net cash provided by (used for) investing activities       (467,443)     19,845,046
                                                                       -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of capital stock                           1,037,250          25,000
     Dividends earned on preferred stock                                    --          (300,000)
     Payment of notes payable                                           (158,721)    (20,476,485)
     Proceeds from notes payable                                         875,000       1,500,000
                                                                       -------------------------

             Net cash provided by (used for) financing activities      1,753,529     (19,251,485)
                                                                       -------------------------

INCREASE (DECREASE) IN CASH                                             (265,106)      2,387,092
CASH, beginning of the period                                            631,521       1,480,869
                                                                       -------------------------

CASH, end of period                                                      366,415    $  3,867,961
                                                                       =========================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000




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

         The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 1999 annual report on Form 10-KSB filed with the Securities and Exchange Commission.

         The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore prior period results have been reclassified to conform to the new presentation.

NOTE 2. STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the six months ended June 30, 2000 and 1999, includes the following:

                                                                2000          1999
                                                                ----          ----
Supplemental schedule of cash flow information-
      Cash paid during the period for interest               $  691,035   $1,318,104
Supplemental schedule of noncash activities-
      Acquisitions paid for with stock                           98,460       33,273
      Purchase of contract rights with notes                       --        211,374
      Purchase of contract rights with deferred revenue            --        149,710
      Note payable from sale of contract rights                    --      1,800,000
      Accrued expenses incurred in sale of contract rights         --      2,347,728
      Deferred revenue sold in sale of contract rights             --        604,094

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

NOTE 4.  SEGMENT REPORTING

         SAI sold its Owned Accounts on June 30, 1999. SAI now has one line of business which is to provide electronic alarm monitoring to residences and businesses through agreements with alarm dealers which we invoice at wholesale rates ("Central Stations"). SAI evaluates performance based upon operating income (or loss) before interest and income taxes; and operating cash flow, defined as operating income (or loss) plus depreciation and amortization. SAI does not separately identify interest expense by operating segment, nor does it allocate corporate general and administrative, selling and marketing expenses by operating segment.


---------------------------------------------------------------------------------------------------
                                             OWNED       CENTRAL      CORPORATE AND
                                            ACCOUNTS     STATIONS      INTERCOMPANY   CONSOLIDATED
---------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
---------------------------------------------------------------------------------------------------
Revenues                                    3,720,169      9,702,368       (791,969)     12,630,568
---------------------------------------------------------------------------------------------------
Selling and marketing expense                    --          556,369        442,297       1,035,285
---------------------------------------------------------------------------------------------------
Depreciation and amortization               2,319,183      1,361,379           --         3,680,562
---------------------------------------------------------------------------------------------------
Operating income(loss)                       (338,779)       706,681     (1,637,901)     (1,269,999)
---------------------------------------------------------------------------------------------------


NOTE 5.  STOCK AND OPTIONS ISSUED

         SAI issued 360,813 shares of common stock during the first six months of 2000. Of these shares, 297,222 shares were issued upon the exercise of stock options, 26,256 shares were issued for acquisitions, 11,622 shares were issued under our dealer incentive program, 23,013 shares were issued as 1999 performance awards to employees under SAI's Management Incentive Plan and 2,700 shares were issued to an independent consultant as payment for services.

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

         In May 2000, SAI issued options to purchase 150,000 shares of common stock at a strike price of $3.625 per share to a director in return for his services in connection with the SAI's merger with KC Acquisition. These options vest immediately and expire 60 days from the date of the grant. The options are valued at $0.32 each under the Black-

Scholes option pricing model. The aggregate value of the options ($56,000) will be capitalized as part of the purchase price in SAI's merger with KC Acquisition. The options were exercised in June 2000.


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Some of the information in this Quarterly Report may be forward-looking statements under the federal securities laws. Such statements can be identified by the use of words such as "anticipates," "intends," "seeks," "believes," "estimates," "plans" and "expects." These statements discuss expectations for the future, contain projections concerning the results of our operations or our future financial condition or state other forward-looking information. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ substantially from the results expressed in, or implied by, those statements. We assume no responsibility for revising forward-looking statements in light of future events or circumstances.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         For the six months ended June 30, 2000, revenues were $11,267,325 compared to $12,630,568 for the same period in the prior year, a decrease of 10.8%. The change in revenue was due to an increase in revenues from central station operations of $1,564,957 or 16.1% and a decrease in revenue from the retail operation of $3,720,169. The increase in central station revenues is due to acquisitions completed in 1999. The decrease in revenue from the retail operation is due to the sale of the owned accounts that occurred on June 30, 1999.

         Operating unit expenses increased by $699,999 from $7,645,012 to $8,345,011 or 9.2%. The increase in operating unit cost attributable to central station operations was $1,647,796 or 24.6%. The decrease in operating unit cost attributable to retail operations was $947,797. The increase in central station costs is due to acquisitions completed in 1999. The decrease in retail costs is due to the sale of the owned accounts that occurred on June 30, 1999.

         General and administrative expenses for the six months ended June 30, 2000, decreased by $310,436 or 23.1% over the same period in the prior year. The decrease was primarily attributable to the sale of the owned accounts and a realignment of management responsibilities in the central stations.

         Business development expenses increased by $62,485 or 5.1% as salespeople and related expenses were added to focus on bringing new dealers into our central stations. Included in these expenses were non-cash expenses related to the dealer stock incentive program of $110,414.

         The decrease of $1,252,383 in amortization and depreciation expenses is related to the increased amortization of goodwill of $751,571 due to acquisitions of central stations completed over the previous twelve months combined with a decrease in amortization related to the retail operation of $2,003,954.

         The gain from the sale of the owned accounts of $2,649,184 reported for the six months ended June 30, 1999 is the result of the sale of the owned account portfolio, which occurred on June 30, 1999. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio, and net book value of goodwill related to the purchase of the owned accounts.

         Interest expense decreased from $1,797,024 in the second quarter of 1999 to $742,819 in the second quarter of 2000. Debt decreased by approximately $27,626,000 due to the reduction in the FINOVA debt of $20,000,000 and the conversion of $10,000,000 of subordinated debt to preferred stock on September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1994, we have financed our operations and growth from a combination of internally generated cash flow, borrowings under our credit facilities and sales of equity securities. Our principal uses of cash are for capital expenditures to support internal growth, the acquisition of central monitoring stations and operating expenses.

         On April 21, 2000, SAI entered into a letter of intent, which commits SAI to combine with KC Acquisition Corp., subsequent to KC Acquisition Corp.'s purchase of Monital Signal Corporation, both of which operate wholesale monitoring stations in the United States. The consideration for this transaction includes $5,000,000 cash, the equivalent of 4,500,000 shares of SAI common stock and the assumption of approximately $35,000,000 of debt. The letter of intent also calls for SAI to issue to SecurityVillage.com the equivalent of 2,500,000 shares of common stock and options to purchase approximately 2,800,000 shares of SAI common stock at a $5 per share exercise price in exchange for cash, as a fee in connection with the merger transactions, and for entering into a series of put and call options between SAI and SecurityVillage.com. The issuance of stock and options and the put and call agreement will require SAI to file a proxy and obtain stockholder approval.

         During the second quarter of 2000 we received $1,037,250 through the exercise of options to purchase common stock. Of these options, $781,250 was exercised by two directors and an officer/director and the balance by unrelated parties. On August 9, 2000, we received an additional $250,000 from a director in exchange for 100,000 shares of our common stock. These funds have been used to pay approximately $370,000 for earn outs on acquisitions, repayment of holdback notes, deferred acquisition costs and approximately $650,000 was used for working capital. Additionally, in the third quarter we signed an agreement to provide marketing and sales services to SecurityVillage for $85,000 per month beginning in September 2000.

         In August, we amended our loan with FINOVA. FINOVA agreed to waive all covenant violations for March 31, 2000 and June 30, 2000. FINOVA also bought out the portion of the loan extended by Citizens Bank of Massachusetts. The loan facility was decreased from $45 million to $17.5 million. We currently have $13.476 million outstanding under the FINOVA loan. Of the remaining $4.0 million available, $3.8 million is reserved for obligations related to the sale of our retail portfolio and the remaining $200,000 is reserved for capital expenditures. Funding for future acquisitions will be sought as needed. We have obligations to SAFE ranging between $1.4 and $3.6 million which may come due in the third quarter.

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

         We incur debt from three sources: dealers from whom we acquire subscriber accounts, senior debt from FINOVA and a note related to the sale of our retail account portfolio. Debt owed to dealers is in the form of a "holdback note" which is collateral to a guaranty of the aggregate revenue produced by subscriber accounts purchased from the dealer for a period of time. These notes are non-interest bearing and comprise less than 0.5% of our total debt. At June 30, 2000 we had $13,189,460 in senior debt due to FINOVA at an interest rate of prime (9.5%) plus 0.75%. We also have a note due currently of $1,800,000 at an 8% annual rate related to the sale of the owned account portfolio. There is a referral transaction pending that will satisfy our obligations under the note if SAFE closes the transaction. It cannot be determined when or if we will have to pay the note. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

         Interest Rate Risk. The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.


---------------------------------------------------------------------------------------------------------------
(dollars in millions)                      Maturity  Date
---------------------------------------------------------------------------------------------------------------
                                2000        2001       2002       2003       2004       Total       Fair Value
---------------------------------------------------------------------------------------------------------------
Fixed Rate Debt                 $1.8                                                  $    1.8          $  1.80
---------------------------------------------------------------------------------------------------------------
Average Interest Rate              8%                                                        8%
---------------------------------------------------------------------------------------------------------------


Variable Rate Debt                            $.725     $1.550     $2.077    $8.837   $  13.189         $13.189
---------------------------------------------------------------------------------------------------------------
Average Interest Rate                           9.5%       9.5%       9.5%      9.5%        9.5%
---------------------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION

       Item 1.     Legal Proceedings.

         On September 10, 1999, a Writ of Summons was issued against SAI North Central Command Center, Inc., a wholly owned subsidiary of SAI, and Blair Communications, Inc. (First Evangelical Lutheran Church vs. Blair Communications, Inc. et al, No. 1999-04689 (Blair County, Pennsylvania)). The case involves damages resulting from a fire at the First Evangelical Lutheran Church. In June 2000, a complaint was filed asserting that SAI North Central was liable for the damage to the church based on the theory that the installing dealer was acting as SAI North Central's agent. Damages sought exceed $4.0 million. SAI believes it has no liability in this matter and will vigorously defend its position.

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

         We issued the following securities during the second quarter of 2000 under our Registration Statement on Form S-8, File No. 333-77897, filed with the Securities and Exchange Commission on May 6, 1999.

         On April 19, 2000, we issued 25,000 shares of common stock pursuant to the exercise of a stock option.

         On May 10, 2000, we issued 25,000 shares of common stock pursuant to the exercise of a stock option.

         On June 27, 2000, we issued 25,000 shares of common stock pursuant to the exercise of a stock option.

         In addition to the securities listed above, on May 26, 2000, we issued a total of 11,622 shares of common stock to seven alarm dealers pursuant to our dealer partnership program under our current Registration Statement on Form S-1.

         In addition to the securities listed above, we issued the following securities during the second quarter of 2000 under our Registration on Form S-8, File No. 333-87833, filed with the Securities and Exchange Commission on September 24, 1999.

         On April 26, 2000, we issued common stock options to purchase 90,000 shares of common stock, exercisable within sixty (60) days at an exercise price of $3.625 per share, to a director, in return for services as a key non-employee under our Stock Option Plan.

         On June 6, 2000, we issued 90,000 shares of common stock pursuant to the exercise of the foregoing stock options by the foregoing key non-employee under our Stock Option Plan.

         On June 27, 2000, we issued 22,222 shares of common stock pursuant to the exercise of stock options by a key employee under our Stock Option Plan.

         In addition to the securities listed above, we issued the following securities during the second quarter of 2000 under or Registration Statement on Form S-8, File No. 333-78960, filed with the Securities and Exchange Commission on June 9, 2000.

         On April 26, 2000, subject to the approval of our stockholders at our May 23, 2000 annual meeting, we issued options to purchase 60,000 shares of common stock, exercisable within sixty (60) days at an exercise price of $3.625 per share, to a director and key-non employee under our Stock Option Plan.

         On June 13, 2000, we issued 25,000 shares of common stock pursuant to the exercise of a common stock option by a key non-employee under our Stock Option Plan.

         On June 27, 2000, we issued 85,000 shares of common stock pursuant to the exercise of stock options by a key non-employee under our Stock Option Plan.

         We did not receive any cash proceeds in exchange for the stock options or the stock issued to dealers under our dealer partnership program. We received $1,037,250 in aggregate cash proceeds, as the combined exercise price of the options listed above.

         In addition to the securities listed above, we issued the following securities during the second quarter of 2000 that were not registered under the Securities Act.

         On June 15, 2000, we issued 750 shares of Series A Convertible Preferred Stock pursuant to the exercise of standby options under a Standby Option and Warrant Agreement between our company and the stockholder.

         On June 30, 2000, we issued 1,200 shares of common stock to an independent consultant in payment for services.

         We did not receive any cash proceeds in exchange for the securities issued to the independent consultant. We received $100,000 in cash proceeds in exchange for the standby options. No underwriters were engaged in connection with these securities. These sales was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The securities were issued to a very limited number of individuals.

         On February 9, 2000 and February 25, 2000, TJS advanced to us $125,000 in anticipation of the exercise of standby options to purchase 500 shares of Series A Convertible Preferred Stock and $79,093 in anticipation of the exercise of standby options to purchase 827 shares of Series A Convertible Preferred Stock, respectively. On June 15, 2000, a standby option equivalent to 25,000 shares of our common stock, representing $75,000 became not exercisable, due to the mirror option underlying it not being exercised before its expiration. As a result, we will refund $75,000 to TJS.

       Item 3.     Defaults Upon Senior Securities.

None.

       Item 4.     Submission of Matters to a Vote of Security Holders.

         At our Annual Meeting of Stockholders held on May 23, 2000, SAI presented to the stockholders the re-election of James S. Brannen, Douglas Oberlander, Thomas J. Salvatore and Michael B. Jones as Directors, all of whom were re-elected with 10,020,606 shares voted for each and 28,800 shares withheld for each. Ronald I. Davis was reelected with 10,018,342 shares voted in his favor and 31,064 shares withheld. SAI also presented to the stockholders the following matters to be voted upon: 1) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant for the 2000 fiscal year; and 2) Approve an amendment to the Security Associates International, Inc. Stock Option Plan increasing the number of shares of common stock available under the plan from 1,800,000 shares to 2,800,000 shares. A total of 13,087,713 shares were eligible to vote on each matter presented at the Annual Meeting all of which were approved by the following votes of the stockholders:

                                                             NUMBER OF SHARES

                                                                                        Broker
                                             For           Against     Abstain         Non Votes
1)       Appointment of                      ---           -------     -------         ---------
         Arthur Andersen LLP ..........   10,025,973        15,318       8,115           --

2)       Increase in options under
         Stock Option Plan ............    8,766,945       248,662      23,688        1,010,111



       Item 5.     Other Information.

None.

       Item 6.     Exhibits and Reports on Form 8-K.

(a)      Exhibits


         (10.1) Fourth Amendment to Loan Instruments, dated August 1, 2000, between Security Associates International, Inc. and FINOVA Capital Corporation.

         (10.2) Sales and Marketing Services Agreement, dated as of September 1, 2000, between Security Associates International, Inc. and SecurityVillage.Com.

         (27)    Financial Data Schedule

 (b)     Reports on Form 8-K.

         We filed a Current Report on Form 8-K on May 17, 2000, dated April 21, 2000, which reported that SAI had entered into a letter of intent with KC Acquisition Corp. (d/b/a King Central), TJS Partners, L.P., and SecurityVillage.com. The letter of intent provides for, among other things, KC Acquisition Corp., Monital Signal Corporation, SAI and SecurityVillage.com joining forces, potentially as a combined entity.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Security Associates International, Inc.


Date:  August 11, 2000                           By: /s/ James S. Brannen
                                           James S. Brannen
                                           President and Chief Executive Officer



Date:  August 11, 2000                           By: /s/ Daniel S. Zittnan
                                           Daniel S. Zittnan
                                           Chief Financial Officer