Form 10QSB
period 2000-09-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2000-11-14
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                               September 30, 2000

                                       OR

[x] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
YES [X] NO [ ]

As of November 13, 2000 the Registrant had outstanding, 7,719,355 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format  Yes   No X
                                                  ---  ---

                     Security Associates International, Inc.

                        Quarter Ended September 30, 2000



                                      INDEX


Part I - FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
Item 1 Financial Statements ................................................       3

       Consolidated Balance Sheets as of September 30, 2000
       and December 31, 1999 ...............................................       3

       Consolidated Statements of Operations for the three months
       and nine months ended September 30, 2000 and 1999 ...................       4

       Consolidated Statements of Cash Flows for the nine months
       ended September 30, 2000 and 1999 ...................................       5

       Notes to Financial Statements .......................................       6


Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations ...........................................       8

Item 3 Quantitative and Qualitative Disclosures About Market Risk ..........      10


Part II - OTHER INFORMATION

Item 1 Legal Proceedings ...................................................      11

Item 2 Changes in Securities ...............................................      11

Item 3 Defaults Upon Senior Securities .....................................      12

Item 4 Submission of Matters to a Vote of Security Holders .................      12

Item 5 Other Information ...................................................      12

Item 6 Exhibits and Reports on Form 8-K ....................................      12


SIGNATURES .................................................................      13

PART I - FINANCIAL INFORMATION

       Item 1.     Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  (UNAUDITED)
                ASSETS                                        SEPTEMBER 30, 2000      DECEMBER 31, 1999
       Current Assets:
       Cash                                                    $        510,302       $        631,521
       Accounts receivable, net                                       2,546,271              1,828,895
       Other current assets                                             703,554                550,009
                                                               ----------------       ----------------
                  Total current assets                                3,760,127              3,010,425
                                                               ----------------       ----------------

       FIXED ASSETS, net                                       $      3,415,692       $      4,045,524

       Goodwill                                                $     24,036,911       $     25,911,332
       Other assets, net                                                698,103                373,369
                                                               ----------------       ----------------
                  Total other assets                                 24,735,014             26,284,701
                                                               ----------------       ----------------
                  TOTAL ASSETS                                 $     31,910,833       $     33,340,650
                                                               ================       ================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
       Accounts payable                                        $        962,835       $        463,310
       Current maturities of long - term notes payable                2,223,781              1,973,352
       Accrued expenses                                               1,653,466              3,923,722
       Unearned revenue                                                 207,055                499,407
                                                               ----------------       ----------------
                  Total current liabilities                           5,047,137              6,859,791
                                                               ----------------       ----------------
       NOTES PAYABLE, net of current maturities                      14,783,906             12,314,460
                                                               ----------------       ----------------
                  Total liabilities                            $     19,831,043       $     19,174,251
                                                               ----------------       ----------------
       STOCKHOLDERS' EQUITY (DEFICIT)
       Series A convertible  preferred stock, $10 par value,
       137,686 shares authorized, 137,359 and 136,359 and
       shares outstanding on September 30, 2000 and
       December 31, 1999, respectively, liquidation
       preference $350 per share                                      1,373,590              1,363,590
       Common stock, $.001 par value; 50,000,000 shares
       Common stock, $.001 par value; 50,000,000 shares
       authorized; 7,719,354 and 7,145,287 shares outstanding
       on September 30, 2000 and December 31, 1999,
       respectively                                                       7,719                  7,145
       Warrants, net                                                    149,895                111,689
       Additional paid-in capital                                    36,669,572             34,955,971
       Retained deficit                                             (26,120,986)           (22,271,996)
                                                               ----------------       ----------------
                       Total stockholders' equity              $     12,079,790       $     14,166,399
                                                               ----------------       ----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     31,910,833       $     33,340,650
                                                               ================       ================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             (UNAUDITED)           (UNAUDITED)            (UNAUDITED)             (UNAUDITED)
                                         THREE MONTHS ENDED     THREE MONTHS ENDED     NINE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30, 2000     SEPTEMBER 30, 1999     SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
Net Revenue                               $      5,541,865       $      4,788,591       $     16,809,191       $     17,419,158
Operating Unit Expense                           4,206,642              3,488,573             12,551,658             11,133,583
                                          ----------------       ----------------       ----------------       ----------------
     Operating Unit Margin                       1,335,223              1,300,018              4,257,533              6,285,575
                                          ----------------       ----------------       ----------------       ----------------
Amortization and depreciation                    1,137,767                858,314              3,565,948              4,538,873
General and administrative                         452,949                629,431              1,487,042              1,973,964
Business development                               619,564                609,407              1,912,512              1,839,871
                                          ----------------       ----------------       ----------------       ----------------
     Total expenses                              2,210,280              2,097,152              6,965,502              8,763,985
                                          ----------------       ----------------       ----------------       ----------------
     Loss from operations                         (875,057)              (797,134)            (2,707,969)            (2,067,133)
Gain from sale of owned
subscriber accounts                                     --                     --                     --              2,649,184
Interest expense net                              (398,203)              (475,870)            (1,141,021)            (2,272,895)
                                          ----------------       ----------------       ----------------       ----------------
     Loss before taxes                          (1,273,260)            (1,273,004)            (3,848,990)            (1,690,844)
PROVISION FOR INCOME TAXES                              --                     --                     --                     --
                                          ----------------       ----------------       ----------------       ----------------
     Net loss                                   (1,273,260)            (1,273,004)            (3,848,990)            (1,690,844)
DIVIDENDS ACCRUED ON PREFERRED STOCK
                                                        --               (150,000)                    --               (450,000)
                                          ----------------       ----------------       ----------------       ----------------
     Net loss available to common         $     (1,273,260)      $     (1,423,004)      $     (3,848,900)      $     (2,140,844)
     stockholders
                                          ================       ================       ================       ================
NET LOSS PER SHARE - Basic                ($           .17)      ($           .21)      ($           .52)      ($           .31)
                                          ================       ================       ================       ================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic
                                                 7,351,117              6,850,255              7,351,117              6,850,255
                                          ================       ================       ================       ================



        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  (UNAUDITED)            (UNAUDITED)
                                                                               NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 2000     SEPTEMBER 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                         $     (3,848,990)      $     (1,690,844)
Adjustments to reconcile net loss to net cash used
            For operating activities-
               Amortization and depreciation                                           3,565,948              4,538,873
               Gain on sale of contract rights to monitor security systems                    --             (2,649,184)
               Issuance of common stock for services                                      63,673                 62,728
               Warrants and stock issued under dealer stock incentive plan               233,250                153,111
               Changes in assets and liabilities-
                  Accounts Receivables, net                                             (717,376)             1,480,876
                  Other current assets                                                  (153,545)              (289,887)
                  Other long - term assets                                              (393,875)                92,324
                  Accounts payable                                                       499,525                 56,083
                  Accrued expenses                                                    (2,270,256)             1,126,418
                  Unearned revenue                                                      (292,352)            (2,486,541)
                                                                                ----------------       ----------------
                       Net cash provided by
                       (used in  operating activities                                 (3,313,998)              (393,957)
                                                                                ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of contract rights to monitor security
               systems, net                                                                   --             (1,517,537)
            Proceeds from sale of contract
            rights to monitor security systems                                                --             22,195,906
            Purchase of fixed assets                                                    (624,010)            (1,204,915)
            Cash paid for acquisitions, net                                             (240,333)                    --
                                                                                ----------------       ----------------

                       Net cash (used for) provided by investing
                                 activities                                             (864,343)            19,473,454
                                                                                ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of capital stock                                    1,337,247                 50,000
            Dividends earned on preferred stock                                               --               (450,000)
            Payment of deferred financing costs                                               --               (393,020)
            Payment of notes payable                                                    (176,683)           (20,760,046)
            Proceeds from notes payable                                                2,896,558              1,890,000
                                                                                ----------------       ----------------

                       Net cash provided by (used for)
                                  financing activities                                 4,057,122            (19,663,066)
                                                                                ----------------       ----------------

INCREASE (DECREASE) IN CASH                                                             (121,219)               204,345
CASH, beginning of the period                                                            631,521              1,480,869
                                                                                ----------------       ----------------

CASH, end of period                                                             $        510,302       $      1,685,214
                                                                                ================       ================

        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

         The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

         The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore, prior period results have been reclassified to conform to the new presentation.

NOTE 2. STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the nine months ended September 30, 2000 and 1999, includes the following:


                                                                      2000            1999
                                                                   ----------      ----------
Supplemental schedule of cash flow information-
         Cash paid during the period for interest                  $1,068,808      $1,318,104
Supplemental schedule of noncash activities-
         Acquisitions paid for with stock                             128,111          33,273
         Purchase of contract rights with notes                            --         211,374
         Purchase of contract rights with deferred revenue                 --         149,710
         Note payable from sale of contract rights                         --       1,800,000
         Accrued expenses incurred in sale of contract rights              --       2,347,728
         Deferred revenue sold in sale of contract rights                  --         604,094

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

                                            OWNED             CENTRAL       CORPORATE AND
                                           ACCOUNTS          STATIONS        INTERCOMPANY      CONSOLIDATED
                                          -----------       -----------      ------------      ------------
Nine months ended September 30, 1999

Revenues                                    3,720,169        14,492,901         (793,911)       17,419,158
                                          -----------       -----------      -----------       -----------
Selling and marketing expense                      --           809,388        1,029,983         1,839,871
                                          -----------       -----------      -----------       -----------
Depreciation and amortization               2,319,183         2,188,352           31,340         4,538,875
                                          -----------       -----------      -----------       -----------
Operating income(loss)                       (338,779)          833,660       (2,562,010)       (2,067,129)
                                          -----------       -----------      -----------       -----------

NOTE 5.  STOCK AND OPTIONS ISSUED

         SAI issued 574,067 shares of common stock during the first nine months of 2000. Of these shares, 322,222 shares were issued upon the exercise of stock options, 100,000 shares were issued in a private placement of unregistered common stock, 35,071 shares were issued for acquisitions, 86,726 shares were issued under our dealer incentive program, 23,013 shares were issued as 1999 performance awards to employees under SAI's Management Incentive Plan and 4,035 shares were issued to consultants as payment for services, and 3,000 shares were issued to correct an entry error on our list of stockholders.

         In January 2000, SAI issued options to purchase 815,000 shares of common stock to its officers and directors under a stock option plan. Options to purchase these shares have an exercise price of $2.75 per share, vest over a two year period and expire 6 years from the date of the grant. Additional options to purchase 100,000 shares at an exercise price of $2.88 per share were issued to new officers of SAI and options to purchase 123,000 shares at an exercise price of $3.13 per share were issued to key employees. These options expire 6 years from the date of grant and vest over a three year period. The options are valued at $1.62, $1.71 and $1.85 per share, respectively under the Black-Scholes option pricing model. Had compensation costs for the options been determined based on the fair value at their grant date, SAI's net loss for the nine-month period would have been increased by $1,718,850. As a result, the loss per share would have increased by $.24 per share to $.76 per share.

         In May 2000, SAI issued options to purchase 175,000 shares of common stock at an exercise price of $3.625 per share to a director in return for his services in connection with the SAI's merger with KC Acquisition. These options vest immediately and expire 60 days from the date of the grant. The options are valued at $0.32 each under the Black-Scholes option pricing model. The aggregate value of the options ($56,000) will be capitalized as part of the purchase price in SAI's merger with KC Acquisition. The options were exercised in June 2000.

         In August 2000, SAI sold 100,000 shares of its common stock to a director in a private placement of unregistered common stock.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         For the nine months ended September 30, 2000, revenues were $16,809,191 compared to $17,419,158 for the same period in the prior year, a decrease of 3.5%. The change in revenue was due to an increase in revenues from central station operations of $ 3,110,202 or 22.7% and a decrease in revenue from the retail operation of $3,720,169. The increase in central station revenues is due to acquisitions completed in 1999. The decrease in revenue from the retail operation is due to the sale of the owned accounts that occurred on June 30, 1999.

         Operating unit expenses increased by $1,418,075 from $11,133,583 to $12,551,658 or 12.7 %. The increase in operating unit cost attributable to central station operations was $2,365,872 or 23.2%. The decrease in operating unit cost attributable to retail operations was $947,797. The increase in central station costs is due to acquisitions completed in 1999. The decrease in retail costs is due to the sale of the owned accounts that occurred on June 30,1999.

         General and administrative expenses for the nine months ended September 30, 2000, decreased by $486,922 or 24.7% from the same period in the prior year. The decrease was primarily attributable to the sale of the owned accounts and a realignment of management responsibilities in the central stations.

         Business development expenses increased by $72,641 or 3.9%. Included in these expenses were non-cash expenses related to the dealer stock incentive program of $233,250 in 2000 and $153,111 in 1999.

         The decrease of $972,925 in amortization and depreciation expenses is related to the increased amortization of goodwill and depreciation expense of $1,346,256 due to acquisitions of central stations completed over the previous twelve months combined with a decrease in amortization related to the retail operation of $2,319,183.

         The gain from the sale of the owned accounts of $2,649,184 reported for the nine months ended September 30, 1999 is the result of the sale of our owned account portfolio, which occurred on June 30, 1999. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio and net book value of goodwill related to the purchase of the owned accounts.

         Interest expense decreased from $2,272,895 in the third quarter of 1999 to $1,141,021 in the third quarter of 2000. Debt decreased by approximately $22,114,000 since June 30, 1999 due to the reduction in the FINOVA debt by $20,000,000 on June 30, 1999 and the conversion of $10,000,000 of subordinated debt to preferred stock on September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1994, we have financed our operations and growth from a combination of internally generated cash flow, borrowings under our credit facilities and sales of equity securities. Our principal uses of cash are for capital expenditures to support internal growth, the acquisition of central monitoring stations and operating expenses.

         On April 21, 2000, SAI entered into a letter of intent, and subsequently entered into a merger agreement, which commits SAI to combine with KC Acquisition Corp., which owns Monital Signal Corporation. Both of these companies operate wholesale monitoring stations in the United States. The consideration for this transaction will include $5,000,000 cash, the equivalent of 4,500,000 shares of SAI common stock and the assumption of approximately $35,000,000 of debt. The letter of intent also calls for SAI to issue to SecurityVillage.com the equivalent of 2,500,000 shares of common stock and options to purchase approximately 2,800,000 shares of SAI common stock at $5 per share in cash, as a fee in connection with the merger transactions, and for entering into a series of put and call options between SAI and SecurityVillage.com. The issuance of stock and options and the put and call agreement require stockholder approval. We filed a definitive proxy statement on October 6, 2000.

         During the second quarter of 2000, we received $1,037,250 through the exercise of options to purchase common stock. Of these options, $781,250 was exercised by two directors and an officer/director and the balance by unrelated parties. On August 9, 2000, we received an additional $250,000 from a director in exchange for 100,000 shares of our common stock. These funds have been used to pay approximately $370,000 for earn outs on acquisitions, repayment of holdback notes, deferred acquisition costs and approximately $650,000 was used for working capital. Additionally, in the third quarter we agreed to provide marketing and sales services to SecurityVillage for $85,000 per month beginning in September 2000. As of November 13, 2000 we have received payment for September. The marketing and sales services agreement was to have expired on October 1, 2000 if we did not sign a merger agreement with SecurityVillage.com by that date. Negotiations on the merger agreement are continuing and the President of SecurityVillage.com has assured us that the marketing sales and services agreement will continue.

         In September, we paid $1,393,201 to SAFE to satisfy our attrition guarantee obligation related to the sale of our retail account portfolio.

         In November, we amended our loan with FINOVA. FINOVA agreed to waive all covenant violations for March 31, 2000, June 30, 2000 and September 30, 2000 and to reset the interest coverage ratio covenant for the fourth quarter of year 2000. The maximum amount available under this loan facility is $17.5 million.
We currently have $16.2 million outstanding under the FINOVA loan.

         We have obligations to SAFE which we estimate to range between $.3 and $2.4 million which may be resolved and paid in the fourth quarter. In October 2000, SAFE demanded payment of $2.4 million to satisfy our obligations. We believe that our obligations are substantially smaller and that any payment to SAFE will be less than the maximum of $2.4 million. SAFE has indicated a willingness to try to settle these matters without litigation. We cannot predict the amount of any settlement at this time.

INFLATION

         Management does not believe that inflation had a significant impact on our company's results of operations for the periods presented.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate or foreign currency exchange rate risk or for any other purpose.

         We incur debt from two sources: senior debt from FINOVA and a note related to the sale of our retail account portfolio. At September 30, 2000 we had $15,201,960 in senior debt due to FINOVA at an interest rate of prime (9.5%) plus 0.75%. We also have a note due currently of $1,800,000 at an 8% annual rate related to the sale of the owned account portfolio. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

Interest Rate Risk. The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.

                                                              Maturity  Date
                                       ------------------------------------------------------------
                                         2000         2001         2002         2003         2004         Total       Fair Value
(dollars in millions)                  --------     --------     --------     --------     --------     --------      ----------
Fixed Rate Debt                        $    1.8                                                         $    1.8       $   1.80
Average Interest Rate                         8%                                                               8%

Variable Rate Debt                                  $   .836     $  2.242     $  2.394     $   9.73     $ 15.202       $ 15.202
Average Interest Rate                                    9.5%         9.5%         9.5%         9.5%         9.5%

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

         Item 2.  Changes in Securities and Use of Proceeds.

         We do not receive cash from our Selling Stockholders when they sell their shares of common stock, nor do we receive cash from dealers for common stock or warrants issued to them in connection with our dealer incentive programs. We receive cash only when the warrants are exercised. Additionally, we have issued options to purchase shares of our common stock, primarily to directors, employees and key non-employees. We receive cash only when the options are exercised. We expect to use any cash proceeds received from the exercise of warrants and options for general corporate purposes, including working capital. Pending such use, the net cash proceeds from the exercise of warrants and options will be deposited into our company's bank accounts or invested in short-term, investment grade, interest-bearing securities. We can not be sure of the number of warrants and/or options that will be issued, or the number that will be exercised when issued.

         On July 18, 2000, we issued a total of 73,280 shares of common stock to an alarm dealer pursuant to our dealer partnership program under our current Registration Statement on Form S-1.

         On August 14, 2000, we issued 8,815 shares of common stock as a post-closing adjustment to the purchase price of alarm monitoring assets.

         On September 29, 2000, we issued 25,000 shares of common stock pursuant to the exercise of a stock option.

         We did not receive any cash proceeds in exchange for the stock options or the stock issued to dealers under our dealer partnership program. We received $25,000 in aggregate cash proceeds as the exercise price of the option listed above.

         In addition to the securities listed above, we issued the following securities during the third quarter of 2000 that were not registered under the Securities Act.

         On August 9, 2000, we issued 100,000 shares of common stock to a director in a private placement.

         On September 23, 2000 we issued 3,000 shares of common stock to correct an entry error on our list of stockholders.

         On September 29, 2000, we issued 250 shares of Series A Convertible Preferred Stock pursuant to the exercise of standby options under a Standby Option and Warrant Agreement between our company and the stockholder.

         On September 29, 2000, we issued 1,335 shares of common stock to an independent consultant in payment for services.

         We did not receive any cash proceeds in exchange for the securities issued to the independent consultant. The stockholder had advanced $25,000 on February 25, 2000 in payment for the standby option. No underwriters were engaged in connection with these securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The securities were issued to a very limited number of individuals.

         Item 3.  Defaults Upon Senior Securities.

         None.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of our security holders during the third quarter of 2000.

         Item 5.  Other Information.

         None.

         Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (10.1) Lease between LaSalle Bank National Association, Successor Trustee to American National Bank and Trust Company of Chicago As Trustee Under Trust No. 59948 and Security Associates International, Inc. dated August 12, 2000

         (10.2) Waiver Letter between Security Associates International, Inc. and FINOVA Capital Corporation dated November 8, 2000

         (27) Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Security Associates International, Inc.

Date:    November 13, 2000              By: /s/ James S. Brannen
                                        James S. Brannen
                                        President and Chief Executive Officer


Date:    November 13, 2000              By: /s/ Daniel S. Zittnan
                                        Daniel S. Zittnan
                                        Chief Financial Officer