Form 10KSB40
period 2000-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2001-04-17
CIK 851720

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 17, 2001

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
    X             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20870

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                           87-0467198
    (State or Other Jurisdiction                                (IRS Employer
  of Incorporation or Organization)                          Identification No.)

  2101 SOUTH ARLINGTON HEIGHTS ROAD,                             60005-4142
                 SUITE 150                                       (Zip Code)
     ARLINGTON HEIGHTS, ILLINOIS
 (Address of Principal Executive Offices)

          Issuer's telephone number including area code: (847) 956-8650

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                       Title of Class:

                                       Common Stock, par value $0.001 per share

          Warrants to purchase Common Stock, par value $0.001 per share


--------------------------------------------------------------------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---    ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

         Issuer's revenues for the most recent fiscal year: $22,215,000.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the American Stock Exchange on April 11, 2001 was $12,120,886.

         As of April 11, 2001 the registrant had outstanding 7,757,675 shares of $0.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Our definitive proxy statement which is expected to be filed with the Commission not later than April 30, 2001, for our annual meeting of stockholders, expected to be held on or about June 5, 2001, is incorporated by reference into Part III of this Form 10-KSB.

         Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plans," "estimates," and "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                                BUSINESS OVERVIEW

         We provide security and fire alarm monitoring services for both residences and businesses. In this capacity we act as subcontractor for independent alarm dealers who have contracted to provide alarm monitoring services to their subscribers. Independent alarm dealers are primarily owner-operated companies with less than 10,000 subscribers. Our ability to attract new monitoring business is enhanced and supported by a network of over 2,500 independent alarm dealers, to whom we also provide industry-related education in the areas of technology, finance, management and marketing.

         We were incorporated in 1990 as an Illinois corporation and, through a merger in 1992, we became a Delaware corporation. In addition to our four founders, most of our original stockholders were independent alarm dealers. Three of our founders are still active in our management: Ronald I. Davis, Chairman of the Board of Directors, James S. Brannen, President, and Stephen Rubin, Senior Vice President. We conduct our operations directly through central monitoring stations (which are the locations where the actual monitoring of the subscriber's alarms is conducted) that we own and through stations owned by wholly owned operating subsidiaries.

         Starting in 1997 we embarked on a program of expansion designed to allow us to provide services to independent alarm dealers located throughout the United States. Between 1997 and 2000 we acquired eleven central monitoring stations.

         We plan to merge our wholly owned subsidiaries into our company in an effort to reduce costs and simplify our corporate structure. We may also consolidate certain of our central monitoring stations where we believe we can realize operating economies while maintaining our regional relationships with independent alarm dealers through our Regional Dealer Support Centers.

         Prior to June 30, 1999, we also provided monitoring services directly to residences and businesses. On June 30, 1999, we sold our portfolio of approximately 27,000 owned (retail) subscriber accounts to Security Alarm Financing Enterprises, Inc. (SAFE). We continue to monitor these accounts under contract with SAFE.

         The sale of our subscriber accounts to SAFE represented a major milestone in our business. As a result of that transaction, we disposed of a non-core asset and re-focused our efforts on our core wholesale monitoring business and on our dealer network. Most of the proceeds of the sale of the subscriber accounts went to pay down debt.

         Our revenues consist of recurring monthly revenue ("RMR") payments under written contracts with independent alarm dealers to provide monitoring services to their subscribers. Total revenues increased from $3,782,000 for the fiscal year ended December 31, 1996 to $22,215,000 for the fiscal year ended December 31, 2000. Our loss per share of common stock for the fiscal year ended December 31, 2000 was $0.77 per share. As a result of the sale of our subscriber account portfolio on June 30, 1999 and our new focus on the wholesale monitoring business, our results for the current fiscal year are not completely comparable to our results for all prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of April 11, 2001, we provide monitoring services for approximately 390,000 residences and businesses from our national network of regional central monitoring stations. All of these locations are monitored under contracts with over 2,500 alarm dealers for subscriber accounts owned by them. We believe that these dealers own in excess of 600,000 subscriber accounts, some of which are presently monitored at central stations owned by our competitors.

         From January 1, 1996 through April 11, 2001, the number of subscriber accounts we monitored increased from approximately 51,471 to approximately 390,000. We estimate that our central monitoring stations are currently capable of monitoring at least 750,000 subscriber accounts. We expect to be able to monitor 1 million subscriber accounts from our current stations by the end of 2001, without any major new investment. We do, however, anticipate acquiring additional central monitoring station businesses. We also anticipate adding additional subscriber accounts as the businesses of our existing alarm dealers grow.

         In order to attract new alarm dealers, and to continue to develop our relationships with those dealers already using our central monitoring stations, we host an annual conference for independent alarm dealers. At this meeting, developments in the security industry are discussed and industry experts make numerous presentations. This meeting is designed to keep the alarm dealers abreast of new developments in technology, marketing and management as well as new business opportunities.

         We also distribute an "audio magazine" to our network of dealers on a quarterly basis and conduct numerous smaller meetings throughout the year. Our relationships with independent alarm dealers are important because dealers are the source of our revenues. We offer these programs because we believe they will attract new dealers, which will increase the number of subscriber accounts we monitor.

         In the future, we believe that we can develop new business opportunities based on our network of over 2,500 independent alarm dealers representing over 15,000 trained installation and service personnel, all of whom are experts in low-voltage technology. We have also created through our dealers a network of approximately 390,000 customers electronically connected to our regional, secure, redundant, UL-listed central monitoring stations. We believe that these networks uniquely position us to become a key participant in the delivery of in-home services as technologies converge.

         Some examples of these new business opportunities are dealers reselling: Internet, email and digital signal line (DSL) services; gas, electric and long distance services; whole house and appliance warranties; cellular phone, pager, and wireless internet equipment and services. We believe each additional service a dealer provides to an end-user enhances its standing as a preferred provider.

                       OUR RELATIONSHIP WITH OUR DEALERS:

         Our response to the challenges and opportunities presented by the security alarm industry has been significantly influenced by the personal and business experience of two of our founders. Both Ron Davis, the Chairman of the Board of Directors, and Steve Rubin, a Senior Vice President, were principals of the Davis Marketing Group, an organization formed in the mid-1970's to provide consulting services to alarm dealers. Davis Marketing evolved into a franchiser of alarm installation businesses, which later became a network of dealers, initially made up of the former franchisees. The network provided its members with group buying, training and education services. In 1990, our company was formed to purchase subscriber accounts from independent alarm dealers for our own portfolio and to acquire an interest in a central monitoring station located in Grand Rapids, Michigan. The initial stockholders (other than the founders) were almost all independent alarm dealers. The relationship with our dealer network remains a key part of our growth strategy. It is this history that has made us keenly aware of, and uniquely able to address, the needs of independent alarm dealers and of the opportunities that those needs represent.

         One of the unique aspects of our position in the security alarm industry is what we do not do: we do not sell and install security systems. As a result, we are not viewed as a competitor in the alarm dealer community. Several of our competitors in the monitoring business also sell and install security systems, and some are even leading mass-marketers of low-cost system installations.

         We have reorganized and changed the focus of our sales force. In the past we relied on the "natural increase" in subscriber accounts that occurs as alarm dealers install additional alarm systems for our growth. Additionally, our sales force was centrally located and approached alarm dealers from our home office in Arlington Heights, Illinois. We have redirected our sales effort by organizing a decentralized sales force based in our regional locations. The design of our marketing programs, however, has remained a home office function.

         We view our overall marketing strategy as an attempt to build a broad range of relationships with independent alarm dealers through which we can develop and market a range of services designed to address alarm dealer needs and build recurring revenue for our dealers and ourselves. Our strategy is built around the premise that dealers are best served when our regional central monitoring station and dealer support staff develop a personal relationship with them. To implement this strategy we have created seven Regional Dealer Support Centers. These Dealer Support Centers provide personalized one-stop service to alarm dealers to address their individual needs. Meetings of our central station based user groups and a national advisory council supplements their efforts.

         Our user group and national council programs were created to provide us with dealer insight into the quality of our services. Each of our central stations has a user group of alarm dealer customers in its service area. These user groups meet periodically and serve as a regular source of feedback for both the central stations and for our company as a whole. We also utilize the user groups as forums at which we can test the attractiveness and demand for proposed new services before making major commitments of time and money to new programs. Our national advisory council is made up of representatives of our regional dealer user groups. We meet with the members of our national council twice a year. One of these meetings occurs at our annual conference.

         We believe these initiatives greatly enhance the quality of our monitoring services, and their attractiveness to alarm dealers. We also believe our access to, and knowledge of, the alarm industry and independent alarm dealers is of value to others who may wish to use the services of, or sell products to, or through, our network of alarm dealers and their subscribers.

         In a market where the competition for providing monitoring service is intense, we believe that the depth of our relationships with alarm dealers gives us a competitive edge.

                                INDUSTRY OVERVIEW

         General. The electronic security alarm industry is characterized by a large number of small individually owned companies involved in security alarm system installation and monitoring. According to Barnes Associates, an investment banking and consulting firm well known in the industry, the top five companies account for approximately 43% of the market, with an estimated 10,000 to 12,000 dealers constituting the remainder of the market. Taken together, however, these 10,000 to 12,000 alarm dealers represent a nationwide presence with expertise in the installation and servicing of low voltage electronic systems. It is the needs of this nationwide market of alarm dealers, and the opportunities they represent, that we seek to address.

         We believe that another characteristic of the security alarm industry is its continuing growth. Industry statistics published by SDM Magazine, an industry publication, indicate that revenues for the electronic security alarm segment of the security industry grew from $9.7 billion in 1990 to $18.1 billion in 2000. The Central Station Alarm Association reported in the summer 1998 issue of Dispatch magazine that the security services market in the United States is expected to grow at a rate of 6.4% annually between 1998 and 2004.

         The growth in the security alarm industry has been fueled by several factors. We believe the aging of the population and the increase in two-career families have both contributed to an increased focus on the security of the home. Security Sales, an industry publication, reported in January 1999 that residences without alarm systems are more than twice as likely to be burglarized as those with systems (14.8% vs. 6.6%) and that commercial sites without alarm systems are 4.5 times more likely to be burglarized than those with systems (7.59% vs. 1.66%). Many insurance companies offer discounts to home and business owners who install alarm systems.

         Several large companies, including Tyco International, Inc., Cambridge Protection Industries, Inc., Brinks Incorporated and Protection One, Inc., are active in the security alarm industry directly or through subsidiaries. We believe that these companies were attracted by the fragmented nature of the industry and its growth potential. Additionally, utility and telephone companies may be attracted by the similarity between the services provided in the security alarm industry and the services they already perform, which also involve providing services via wire connections in return for monthly fees.

         As larger participants have entered the security alarm industry, they have introduced mass-marketing techniques which have included heavy advertising and low-cost system installations tied to multi-year monitoring contracts. These long-term contracts typically have one-to-five-year initial terms and one-year automatic renewals if they are not canceled. The monthly cash flow generated by the monitoring contracts subsidizes the cost of installations. Large, well-capitalized companies can afford to initially subsidize the costs of installing alarm systems, while independent alarm dealers, who have more restricted access to capital, continue to search for an appropriate competitive response.

                  THE NEEDS OF THE INDEPENDENT DEALER COMMUNITY

         Among the major issues confronting independent alarm dealers are:

         Retaining Subscriber Accounts. Independent dealers sell and install alarm systems in homes and businesses and, as part of the same transaction, enter into contracts to provide monitoring services. The monitoring contracts typically have one-to-five-year terms. The dealer generally subcontracts with a third-party central station to provide the actual monitoring. The dealer retains as profit the difference between what it charges the subscriber as a monitoring fee and the cost of buying monitoring services from the third-party central station plus the dealer's general and administrative expenses. This recurring monthly monitoring revenue is an important component of a dealer's total revenue stream. According to SDM Magazine's "Insider Report for 2000", approximately 33% of dealers' revenues consist of monitoring and service fees.

         Financing. For most independent dealers, their subscriber accounts represent their most substantial asset. Banks and other commercial lenders, which are a very important source of financing for most small businesses, have historically been unwilling to lend against subscriber accounts as collateral or to provide financing for subscriber purchases of alarm systems. Because of their limited access to financing, independent dealers have a difficult task competing with the larger companies, who have greater access to capital. This issue has become more pronounced as the market has forced dealers to subsidize the cost of alarm system installations. The inability to turn subscriber accounts into the cash needed to support their businesses and the difficulty they experience in finding financing for purchasers of alarm systems are very important concerns of independent dealers.

         Training. Dealers must not only be technically sophisticated; they must also be able to run their businesses economically with a relatively small amount of resources, both human and financial. In addition, independent dealers must be able to choose effectively between competing new technologies. Dealers need to acquire the tools that will allow them to identify and exploit new opportunities both within the alarm industry and in related fields. They must also learn of regulatory changes and how to effectively deal with them. There are limited resources available to help the independent dealer meet these needs.

         Improving Profitability. The advent of mass marketing programs offering low or no-money down alarm system installations has had the effect of eroding the end user's perception of what an alarm system should cost. In part due to these pressures, the margins dealers enjoy on the alarm equipment they install have gone down. The end result is a reduction in one of the dealer's traditional key sources of income. This puts great pressure on dealers to find ways to reduce the cost of the equipment they purchase. Equipment margins in other low-voltage product areas such as home entertainment systems remain much higher than those on alarm equipment, encouraging many dealers to enhance their revenues through participating in additional service areas.

         New Business Opportunities. The skills needed to install security alarm systems can also be applied to the installation of other low-voltage systems, such as closed circuit television, home automation, audio and home entertainment centers and satellite dishes. These are all products and services that can be offered to the same customers that buy security systems. We believe that new business opportunities can be developed, but not by independent alarm dealers acting alone. We are seeking new opportunities for ourselves and our dealers through alliances with providers of products and services that are complementary with those that we and our dealers already provide. We believe that potential partners will embrace this vision and will use our company and our dealer network to offer a broad range of related services without incurring the expense or experiencing the uncertainties of entering unfamiliar product markets or developing a nationwide network of servicing and installing dealers.

FORGING LONG LASTING CUSTOMER RELATIONSHIPS

         Provide High-Quality Monitoring Services to Independent Dealers. A subscriber account represents a stream of income that may continue for many years if the monitoring contracts are extended for additional renewal terms. Subscriber accounts are subject to attrition (cancellation) for many reasons that are beyond the dealer's control, such as nonpayment by the subscriber, the sale of a home or business or, to some extent, lower-cost service offerings by competitors. One element that the dealer can control, however, is attrition due to poor monitoring services provided by the central station from which it purchases those services. Dealers address this problem by contracting with companies that have a demonstrated record of providing high-quality service.

         We strive to own and operate superior central monitoring stations with highly efficient equipment and a well-trained staff to deliver high-quality monitoring services. All of our central stations are listed with Underwriters Laboratory (UL). To obtain and maintain a UL listing, a central station must be located in a building meeting UL's structural requirements, have a backup and uninterruptible power supply and have secure telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled. Our central stations are capable of supporting a full range of add-on services such as two-way voice communications, cellular transmission and long-range radio access.

         Another of our objectives is to substantially increase the number of subscriber accounts to which we provide monitoring services and to increase the profitability of the services we provide. We are adding monitoring capacity and continuing the consolidation of our monitoring operations to realize additional economies of scale.

         Maintain and Enhance the Quality of Monitoring Services. In the normal course of our business, we sometimes experience cancellation of accounts for various reasons, some of which are beyond our control. Accounts may be lost because, for example, dealers go out of business or subscribers relocate. Accounts may also be lost because of problems with service. Among our initiatives are the implementation of a statistical quality control system and a formal training and advancement program. We continuously review the operations of each of our central monitoring stations to improve the functionality and profitability of our monitoring services. Ron Carr, our Senior Vice President and Chief Operations Officer Central Station Operations, leads this effort. Mr. Carr was formerly Director of Telecommunications and Central Station Operations for SecurityLink and, prior to that, Director of Telecommunications for ADT, Inc. We have also created "SAI University," a comprehensive continuing education program designed to provide our staff with the skills necessary to improve customer service and the quality of the services we provide.

         We have conformed and upgraded the computer systems used in all of our central stations. The system-wide upgrade was designed to:

         - provide a single platform to implement standard operational disciplines across all the monitoring stations

         - implement standard data structures for better efficiencies in each monitoring stations

         - provide a fully redundant system to combat system failures, adverse weather conditions and to distribute traffic in order to maintain a high alarm response service level

         - provide a platform for common dealer access products, giving the dealer automated testing features, viewing accounts history, and the ability to alter subscriber information

         We believe that these improvements will allow us to conduct our operations in a more efficient and cost effective manner.

OFFERING FINANCING PROGRAMS TO ALARM DEALERS

         General. Alarm dealers, like many other small businesses, from time to time need financing in order to operate and grow their businesses. The reasons a dealer might need access to cash are extremely varied and include managing cash shortfalls, financing expansion or inventory and subsidizing the costs of system installations. In addition, many dealers would like to be able to offer financing to potential purchasers of alarm systems. As is common with small businesses, access to capital is limited. Access to bank financing is also limited for both dealers and for subscribers who may wish to finance the purchase of the alarm system.

         For many dealers, the most significant assets they own are the contracts for monitoring their subscriber accounts. Unfortunately, such contracts are generally not included as assets against which banks, or finance companies, will lend on a secured basis. This situation creates a dilemma for dealers, and an opportunity for us to strengthen our relationship with our alarm dealers. We have identified lenders who will recognize the value of these assets and we can assist dealers in obtaining financing.

         Steve Rubin heads our dealer financing programs. Mr. Rubin has over twenty-eight years of experience counseling alarm dealers concerning their financing options and assisting them with their financing needs.

         Offering Dealers Funding Solutions. Among the funding companies serving the alarm industry today, there is no single company that offers a wide enough array of funding options to qualify as a one-stop resource for dealers seeking funding. By forming funding partnerships with many industry funding sources, we offer the broadest array of account acquisition and loan programs and have achieved as close to a single source funding solution as exists in the industry. This arrangement provides us with a great service for dealers as we can "do the shopping" for them, matching their needs with an appropriate vendor and then help them through the often complicated funding paperwork process.

         Sale of Subscriber Accounts. One method of financing that has developed in the security alarm industry is the sale of subscriber accounts to third parties. While we no longer purchase subscriber accounts, we do offer a referral program for our dealers to Security Alarm Financing Enterprises, Inc. (SAFE) and others. In a typical transaction, the alarm dealer will sell subscriber contracts for a price that is a multiple of the current monthly payment amount generated by that subscriber account. This monthly payment amount is commonly called RMR in the industry, which stands for recurring monthly revenue. For example, if a single contract provided for monthly payments of $25 per month it might sell for $750, or thirty times RMR.

         Assisting Dealers in Obtaining Loans. Because high-quality subscriber accounts represent a reliable future stream of revenue with little incremental costs, some dealers prefer to borrow using their subscriber accounts as collateral rather than sell the accounts. As previously mentioned, banks have historically been reluctant to lend against subscriber accounts as collateral. We believe that only three sizable finance companies exist with active lending programs in the industry and their lending capacity is relatively small compared to what we believe is the potential demand for loans secured by accounts.

         In November 1999, SAFE introduced its loan program. Under this program, SAFE will lend to qualified dealers for periods of up to 60 months, using dealer owned monitoring accounts for security. We refer qualified dealers to SAFE and attempt to facilitate the loan approval process. Because the SAFE program is presently only available for loan transactions in excess of $350,000 we also refer dealers to other lenders under our ValueBuilder Program.

         Because of our familiarity with the security industry, our strategic alliance with SAFE and our knowledge of other potential lenders, we believe we are well prepared to assist alarm dealers in obtaining loans.

         All of our funding partners have agreed that all accounts that are funded as a result of a referral from SAI will be monitored in one of our monitoring facilities. This gains us new monitoring revenues and protects our existing business. When dealers secure financing from non-SAI-affiliated sources, they are often required to move the financed accounts to a central station affiliated with the funding company. A significant portion of the movement of accounts from one central station to another that takes place is the direct result of funding arrangements.

PROVIDING TRAINING TO DEALERS

         Offer High-Quality Training Programs. The marketplace in which the independent alarm dealer competes is undergoing rapid change. The presence of large, well-capitalized companies creates a much more competitive environment. We believe our ongoing educational and management development program is valuable to our network of alarm dealers and adds depth and permanence to our relationships with independent dealers. Our efforts are headed by Ron Davis, Chairman of the Board, who has more than twenty-eight years of experience as a speaker and author on a broad range of subjects concerning the security alarm industry, independent alarm dealers and the changes in the marketplace that have and will continue to impact them.

         We have created "SAI University" which will ultimately be a comprehensive suite of continuing education courses for both our own personnel and alarm dealers. Course offerings will cover technical training, managerial skills and personal professional development related to the security alarm industry. Additionally, we conduct numerous meetings each year at locations around the country at which issues and opportunities facing the industry are presented. We also host an annual three-day educational conference attended by alarm dealers, where presentations are made by our personnel and other professionals from the industry, as well as specialists in such fields as finance and marketing and motivational speakers.

         Our Audio Insight program supplements these activities. Audio Insight is an audio magazine that is distributed quarterly. Each edition of Audio Insight, hosted by Mr. Davis, is a cassette of about ninety minutes in length, which contains ideas, interviews and insights relating to the alarm industry. We also distribute camera-ready customer newsletters that can be individualized by alarm dealers for mailing to their own subscriber base as a marketing tool. The Audio Insight cassette and the customer newsletter program are only available to members of our dealer network.

HELPING DEALERS IMPROVE THEIR PROFITABILITY

         Provide Product and Service Discount Programs. Our extensive list of exclusive support services, products and alliances for dealers is published in a brochure entitled "Added-Values". The brochure provides affiliated dealers with the details and contact information for a broad array of programs, products and services that we have developed. Affiliated dealers can take advantage of: better than national pricing on alarm equipment from major manufacturers; discounts on a wide range of promotional products and services, some specific to alarm dealers; discounts on office and business supplies and services; educational forums and materials developed by SAI and industry specific vendors and more. We believe our "Added-Values" comprise the most extensive array of "free" support services available from a wholesale monitoring provider.

         Provide Revenue Enhancing Opportunities. Our dealers can also increase the value of subscriber accounts by selling add-on services which we enable them to provide, such as:

         -  security and Internet-related products and services;

         - two-way voice communications between the subscriber and the central monitoring station; and

         - cellular telephone or long-range radio backup to the standard landline telephone links to the central monitoring station.

We are continually exploring other revenue enhancing opportunities for our dealers.

NEW BUSINESS OPPORTUNITIES

         Assisting Dealers in Exploiting Future Opportunities. We anticipate that new business opportunities for alarm dealers will continue to develop as a result of the convergence of the technologies by which such services as telecommunications, entertainment and security are delivered over the Internet. Because of the size and geographic diversity of our dealer network and their subscribers, we intend to present our company to service and equipment providers as an easy and cost-effective way of approaching independent installers and their subscribers. We believe that the collective strength of our independent dealer network enables us to more effectively exploit these and other emerging market opportunities.

                    RECENT CHANGES IN OUR OPERATING STRUCTURE

SALE OF OUR RETAIL PORTFOLIO

         On June 30, 1999, we sold our portfolio of approximately 27,000 retail subscriber accounts to Security Alarm Financing Enterprises, Inc. ("SAFE"), a leading finance company serving independent alarm dealers. We continue to monitor these accounts. The sale of our retail accounts to SAFE allowed us to fully concentrate our resources on our primary business of providing wholesale monitoring services to independent alarm dealers.

LARGER CENTRAL STATION ACQUISITIONS

         Acquisition of Telecommunications Associates Group, Inc. On November 24, 1997, we purchased all of the outstanding capital stock of Telecommunications Associates Group, Inc., an Ohio corporation. TAG was a third-party alarm monitoring company that served approximately 98,000 subscriber accounts (which included approximately 48,000 two-way voice accounts which were scheduled to be, and were, returned to the owner's central monitoring station by December 31, 1998) and 350 independent alarm dealers from central monitoring stations located in Euclid, Ohio and Austin, Texas. The Austin central station was subsequently consolidated into our Houston central station.

         Acquisition of Texas Security Central, Inc. On June 17, 1998, we purchased all of the outstanding capital stock of Texas Security Central, Inc., a Texas corporation. TSC was a third-party alarm monitoring company that served approximately 65,000 alarm monitoring subscribers and approximately 300 independent alarm dealers from central monitoring stations located in Dallas, Texas; Houston, Texas and San Antonio, Texas. The San Antonio central station was consolidated with the Houston central station in the third quarter of 1999. The Houston central station, in turn, will be consolidated into the Dallas central station in the second quarter of 2001.

         Acquisition of Alarm Monitoring Services, Inc. On November 5, 1999, we purchased all of the outstanding capital stock of Alarm Monitoring Services, Inc., a Washington corporation. AMS was a third-party alarm monitoring company serving approximately 20,000 alarm monitoring subscribers and approximately 150 independent alarm dealers from a central monitoring station located in Seattle, Washington.

         There were no material acquisitions in fiscal 2000.

OTHER ACQUISITIONS

         Alert Answering Service. On March 2, 1998, we purchased all of the operating assets of Camak, Inc., d/b/a Alert Communications d/b/a Alert Answering Service, an Ohio corporation. Alert was a third-party alarm monitoring company that served approximately 1,966 subscriber accounts and ten independent alarm dealers and also is a telephone answering service business serving approximately 250 subscribers. In March 1998 and June 1998, the monitoring business and the answering service business, respectively, were consolidated into our central monitoring station located in Euclid, Ohio. This acquisition allows us to provide expanded telephone answering services for our alarm dealers nationwide.

         Guardian Security Systems, Inc. On March 8, 1998, we purchased all of the outstanding capital stock of Guardian Security Systems, Inc., an Ohio corporation. Guardian was a third-party alarm monitoring company that served approximately 3,270 subscriber accounts and fifteen alarm dealers and 1,349 subscriber accounts owned by Guardian from a central monitoring station located in Columbus, Ohio. In the first quarter of 1998, all of the assets and operations of Guardian were consolidated into our central station located in Euclid, Ohio.

         Monitoring Business of Fire Protection Services Corporation d/b/a Mountain Alarm. On May 8, 1998, we purchased the monitoring business of Fire Protection Service Corporation, a Utah corporation, d/b/a Mountain Alarm. Mountain was a third-party alarm monitoring company that served approximately 7,800 alarm monitoring subscribers and approximately eight independent alarm dealers from a central monitoring station located in Ogden, Utah.

         Reliance Protection Services, Ltd. On July 17, 1998, we purchased all of the outstanding capital stock of Reliance Protection Services, Ltd., an Illinois corporation. Reliance was a third-party alarm monitoring company that served approximately 12,000 alarm monitoring subscribers and approximately 100 independent alarm dealers from a central monitoring station located in Schaumburg, Illinois. All of the subscriber accounts monitored by Reliance were moved into our Des Plaines central station. Subsequently, all of the operations of our Des Plains central station were moved into our new Arlington Heights, Illinois central station.

         World Security Services Corp. On October 13, 1998, we purchased all of the assets of World Security Services Corp., an Oregon corporation. World was a third-party alarm monitoring company that served approximately 20,000 alarm monitoring subscribers and approximately 180 independent alarm dealers from a central monitoring station located in Portland, Oregon. All of the subscriber accounts monitored in Portland will be consolidated into our Seattle, Washington central station in the second quarter of 2001.

         Alarm Central Monitoring, Inc. On October 23, 1998, we purchased all of the outstanding capital stock of Alarm Central Monitoring, Inc., a Texas corporation. ACM was a third-party alarm monitoring company that served approximately 13,000 alarm monitoring subscribers and approximately 50 independent alarm dealers from a central monitoring station located in Dallas, Texas. All of the subscriber accounts monitored by ACM were consolidated into our central station located in Dallas, Texas.

         Total Electronic Alarm Monitoring, L.L.C. On November 5, 1999, we purchased all of the assets of Total Electronic Alarm Monitoring, L.L.C., a California limited liability company. TEAM was a third-party alarm monitoring company that served approximately 5,000 alarm monitoring subscribers and approximately ten independent alarm dealers from a central monitoring station located in Chino, California. All of the subscriber accounts monitored by TEAM were moved into, and the monitoring subcontracted to, the KC Acquisition Corp. central station located in Santa Fe Springs, California.

         Monark Central Dispatch, Inc. On December 8, 1999, we purchased all of the assets of Monark Central Dispatch, Inc., a Louisiana corporation. Monark was a third-party alarm monitoring company serving approximately 35,000 alarm monitoring subscribers and approximately 400 independent alarm dealers from a central monitoring station located in Metairie, Louisiana. All of the subscriber accounts monitored by Monark were consolidated into our central station located in Houston, Texas.

POTENTIAL ACQUISITIONS

         Merger with KC Acquisition Corp. We anticipate acquiring KC Acquisition Corp. and its wholly owned subsidiary, Monital Signal Corporation in the second quarter of 2001. KC Acquisition Corp. and Monital Signal Corporation are third-party alarm monitoring companies serving approximately 345,000 alarm monitoring subscribers and approximately 2,500 independent alarm dealers from central monitoring stations located in three states.

INTEGRATING OUR OPERATIONS AND REALIZING ECONOMIES OF SCALE

         Historically, our central monitoring stations were separately owned and operated by their original owners. Our acquisition and consolidation of the formerly independent monitoring companies has presented us with opportunities to increase the profitability of each of these operations. We seek to exploit these opportunities by eliminating duplicative efforts. In pursuit of this goal:

         -  we have implemented a single centralized accounting system;

         - we have created a centralized billing, customer service and collections department to service all of our central monitoring stations;

         -  we have created seven Regional Dealer Support Centers; and

         - we have and will continue the consolidation of monitoring operations into regional central monitoring stations.

         More efficiently utilizing the available monitoring capacity in our central stations should allow us to reduce the incremental cost of servicing additional subscriber accounts.

         This can be illustrated by the acquisition in August 1998 of Reliance Protection Services, Ltd., a central monitoring station located in Schaumburg, Illinois. In that transaction, the physical facility located in Schaumburg was not purchased. Instead, all of the subscriber accounts monitored there were transferred in bulk, along with certain equipment and software, to our central station located in Des Plaines, Illinois. Only five additional personnel were necessary to accommodate the additional 11,500 subscriber accounts. By contrast, the old Reliance operation required twelve full-time employees plus a leased facility and associated expenses. Further consolidations will take place, as we deem appropriate.

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

         Our monitoring services compete with those offered by an estimated 250 companies which offer wholesale monitoring services from UL listed facilities. Most of these companies are small, local operations; however, some are large and well financed. In addition, we believe there are approximately 1,800 to 2,300 non-UL listed facilities.

         Our competitive strategy has these basic components: provide the alarm dealer community with high quality monitoring, provide access to financial services at competitive prices and provide dealers with the training, support and access to new business opportunities that will help them compete more effectively and add recurring revenue. We plan to further develop our dealer network which, we believe, will lead to additional marketing opportunities for our dealers from companies that desire access to our dealers and their subscribers.

REGULATORY MATTERS

         A number of local governmental authorities have adopted or are considering measures aimed at reducing false alarms. Such measures include:

         - subjecting alarm monitoring companies to fines or penalties for transmitting false alarms,

         - requiring permits for individual alarm systems and revoking such permits following a specified number of false alarms,

         -  imposing fines or penalties on alarm subscribers for false alarms,

         - imposing limitations on the number of times the police will respond to alarms after a specified number of false alarms, and

         - requiring verification of an alarm signal before the police will respond.

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

         The alarm industry is also subject to requirements imposed by insurance, approval and standards organizations. Adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

         We use telephone lines and radio frequencies to transmit alarm signals. Both federal and state governments currently regulate the cost of telephone lines and the type of equipment that may be utilized. The Federal Communications Commission and state public utilities commissions regulate the utilization of radio frequencies.

LEGAL PROCEEDINGS

See Item 3 - Legal Proceedings.

EMPLOYEES

         At April 11, 2001, we employed 318 individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relationships with our employees are good.

                                  RISK FACTORS

You should carefully consider the following factors and the other information contained in this Annual Report before deciding to invest in our company's securities.

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO INCUR SIGNIFICANT ADDITIONAL LOSSES IN THE FUTURE.

         We sustained net losses from continuing operations of $4.0 million for the year ended December 31, 1997, $6.8 million for the year ended December 31, 1998, $4.0 million for the year ended December 31, 1999, and $5.8 million for the year ended December 31, 2000. On a pro forma basis after giving effect to the potential merger with KC Acquisition Corp., we would have incurred a loss from continuing operations of $10.6 million for the year ended December 31, 1999 and $12.6 million for the year ended December 31, 2000. These losses reflect, among other factors, the substantial non-cash charges for amortization of purchased subscriber accounts and goodwill associated with acquired central monitoring station businesses and the interest on our indebtedness. We expect to incur significant additional losses during the next several years. We cannot assure you that we will achieve or sustain profitability.

WE HAVE A SUBSTANTIAL AMOUNT OF CONSOLIDATED DEBT, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS PROSPECTS.

         We have approximately $18,152,000 of consolidated indebtedness and stockholders' equity of approximately $10,268,000 at December 31, 2000. On a pro forma basis adjusted for the completion of the potential merger with KC Acquisition Corp., we would have had approximately $55.5 million of consolidated indebtedness and stockholders' equity of $35.1 million at December 31, 2000. In addition, we may incur additional indebtedness in the future as part of our business strategy. If we incur additional debt, the risks could intensify.

         This large amount of indebtedness could, for example:

         - limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         - detract from our ability to successfully withstand a downturn in our business or the economy generally; and

         - place us at a competitive disadvantage against other less leveraged competitors.

         The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and prospects. There can be no assurance that additional funding can be secured on acceptable terms, if at all.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR OBLIGATIONS.

         Our ability to obtain sufficient cash to make payments on our scheduled and contingent obligations as they come due will depend on future cash flow from operations and our financial performance, which will be affected by a range of economic, competitive and business factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." We cannot control many of these factors, such as general economic and financial conditions in the alarm monitoring industry and the economy at large or initiatives of our competitors. If we do not generate sufficient cash flow from operations to service our debt, we may be required to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.

         We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to obtain sufficient cash to satisfy our obligations, or to refinance our indebtedness on commercially reasonable terms, would have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, our failure to pay certain obligations when due could result in the acceleration of our debt. The debt under our credit facilities is secured by liens on substantially all of our assets and, if that debt were accelerated, the lenders could seek to foreclose.

THE COST OF THE POTENTIAL MERGER WITH KC ACQUISITION CORP. MAY BE MORE THAN EXPECTED.

         We estimate that the direct costs of the merger will be from $600,000 to $800,000. We also estimate that we will have to expend capital equal to approximately $600,000 and fund estimated KC Acquisition Corp. and Monital cash flow deficiencies of approximately $1.0 million during the twelve months following the merger. If these costs, capital expenditures or operating losses are higher than estimated, the merger benefits may be reduced or delayed.

UNCERTAINTIES EXIST ABOUT ACHIEVING THE BENEFITS OF THE POTENTIAL MERGER WITH KC ACQUISITION CORP. AND INTEGRATING THE BUSINESSES.

         We anticipate we will realize substantial benefits from the potential merger with KC Acquisition Corp. such as realizing economies of scale savings from eliminating duplicative administrative costs and central station consolidations. We cannot assure you that we will realize any of the anticipated benefits of our potential merger with KC Acquisition Corp. Whether we achieve these benefits will depend in part upon our ability to integrate our businesses in an efficient manner. To achieve the expected merger benefits, we will incur significant costs, expend significant capital and fund substantial anticipated operating losses. Our costs could be higher than anticipated and we may have to expend additional capital and fund higher than expected operating losses to achieve the anticipated benefits of the merger.

THE PROCESS OF COMBINING THE COMPANIES COULD HAVE AN ADVERSE IMPACT.

         The integration of our business and KC Acquisition Corp.'s and Monital's businesses will, if the merger is consummated, require substantial attention from management. The diversion of management's attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the revenues, levels of expenses and operating results of the combined company.

ACQUIRING CENTRAL MONITORING STATIONS EXPOSES US TO CERTAIN UNCERTAINITIES.

         Acquisitions of central monitoring stations and other businesses involve a number of uncertainties. Sellers often do not have audited historical financial information with respect to the acquired business. Therefore, in making acquisition decisions, we have generally relied on our management's knowledge of the industry, due diligence procedures and representations and warranties of the sellers. There can be no assurance that such representations and warranties are or will be true and complete or, if such representations and warranties are inaccurate, that we will be able to uncover such inaccuracies in the course of our due diligence or recover damages from the sellers in an amount sufficient to fully compensate us for any resulting losses.

         Risks associated with these acquisitions include, but are not limited to, the following:

         - the possibility of unanticipated problems not discovered prior to the acquisition,

         -  possible loss of customers or possible dealer cancellations, and

         - for acquisitions that are structured as stock purchases of other companies, the assumption of unexpected liabilities and the cost of disposing of unnecessary or undesirable assets of the acquired companies.

BECAUSE OUR CONTRACTS WITH OUR DEALERS ARE TYPICALLY SHORT-TERM, WE ARE EXPOSED TO DEALER CANCELLATIONS.

Our contracts to provide monitoring services for our dealers typically have a term of two years or less. The dealers for which we provide monitoring services may cancel or terminate their contracts with us for many reasons, including adverse financial and economic conditions generally, competition from other alarm monitoring companies or failure to provide satisfactory monitoring and customer service. As a result of our rapid growth through acquisitions, we must successfully assimilate large numbers of subscriber accounts and develop good working relationships with new dealers. We are also consolidating some of our operations. During these consolidations dealers may experience temporary disruptions in their service. A significant increase in account cancellation could have a material adverse effect on our financial performance.

FALSE ALARM ORDINANCES MAY ADVERSELY AFFECT US.

         Many municipalities have expressed concerns about the perceived high incidence of false alarms and the cost of responding to them. This may lead to reluctance on the part of police to respond to alarm signals or slower police responses. If either of these were to occur the demand for new alarm systems or monitoring services could decline. A number of local governments have adopted, or are considering, measures aimed at reducing the cost of responding to false alarms, which could adversely affect our performance. Such measures include:

         - subjecting alarm monitoring companies to fines or penalties for transmitting false alarms,

         - licensing individual alarm systems and the revocation of licenses following an excessive number of false alarms,

         -  imposing fines or penalties on subscribers for false alarms,

         - imposing limitations on the number of times the police will respond to alarms after an excessive number of false alarms, and

         - requiring further verification of an alarm signal before the police will respond.

THE NATURE OF OUR BUSINESS EXPOSES US TO POTENTIAL LITIGATION.

         Providing fire and burglary alarm monitoring services may expose us to risks of liability for employee acts or omissions or system failure. Most of our alarm monitoring agreements contain provisions limiting our potential liability in an attempt to reduce this risk. However, in the event of litigation there can be no assurance that these limitations will be enforced, and the costs and results of such litigation could have an adverse effect on us. We carry insurance of various types, including general liability and errors and omissions insurance. Our loss experience specifically, and the loss experience of other security service companies generally, may affect the availability and cost of our insurance. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

         The security alarm industry is highly competitive and highly fragmented. While we do not compete directly with many of the large new entrants or participants into the industry because we do not sell and install security systems, we are nonetheless impacted by the competitive challenge these entrants present to independent alarm dealers. Our monitoring services compete with those offered by an estimated 1,800 to 2,300 companies. Of those companies an estimated 250 firms offer monitoring services from Underwriters Laboratories listed facilities. Most of the companies providing monitoring services are small, local operations.

         Other companies have adopted a strategy similar to ours that includes the acquisition of central monitoring station businesses. Some of these competitors have greater financial resources than we do or may be willing to offer higher prices than we are prepared to offer to acquire monitoring stations. The effect of such competition may be to reduce our rate of growth or increase the price we pay, which could have an adverse effect on our business. There can be no assurance that we will be able to find acceptable acquisitions.

OWNERSHIP OF OUR STOCK IS HIGHLY CONCENTRATED.

         Our largest stockholder owns approximately 63.91 of our issued and outstanding voting stock (however its voting rights are limited to 45% of the shares eligible to vote on any matter), as well as the right to designate two members of our board of directors. As a result, this investor currently has the ability to significantly influence the outcome of matters submitted for approval to our stockholders and directors (including the election of directors and any merger, consolidation or sale of all or substantially all of our assets) and our affairs generally. Additionally, our directors and management own or control approximately 16,335,751 shares of common stock on a fully diluted basis, the substantial majority of which are currently subject to restrictions on resale under Rule 144, but which may become available for sale and could result in downward pressure on our stock price.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive offices are located at 2101 South Arlington Heights Road, Arlington Heights, Illinois. Our central monitoring stations and Dealer Support Centers are located at:

         -  2101 South Arlington Heights Road Arlington Heights, Illinois

         -  1471 S.W. 12th Avenue, Pompano Beach, Florida;

         -  1514 East 191 Street, Euclid, Ohio;

         -  9750 Brockbank, Dallas, Texas;

         -  12610 Richmond Avenue, Houston, Texas;

         -  4507 North Channel Avenue, Portland, Oregon;

         -  1249 N.E. 145th, Seattle, WA; and

         -  2178 Washington Boulevard, Ogden, Utah.

         All of our facilities are leased. The following is a summary of the term for each of our leases:

         - The Arlington Heights lease expires December 31, 2010, but can be renewed by us at our option for one additional five year term;

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

         - The Portland lease expires May 31, 2003, but can be renewed by us at our option for one additional three year term;

         - The Seattle lease expires May 31, 2002, but can be renewed by us at our option for two additional five year terms; and

         -  The Ogden lease expires April 30, 2003, with no option to renew.

ITEM 3. LEGAL PROCEEDINGS

         On September 10, 1999, a Writ of Summons was issued against SAI North Central Command Center, Inc., our wholly owned subsidiary, and Blair Communications, Inc. (First Evangelical Lutheran Church vs. Blair Communications, Inc. et al, No. 1999-04689 (Blair County, Pennsylvania)). The case involves damages resulting from a fire at the First Evangelical Lutheran Church. In June 2000, a complaint was filed asserting that SAI North Central was liable for the damage to the church based on the theory that the installing dealer was acting as SAI North Central's agent. Damages sought exceed $4.0 million. SAI believes it has no liability in this matter and will vigorously defend its position.

         On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of our subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warrant by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1.0 million. SAI will vigorously defend its position.

         From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Special Meeting of Stockholders held on November 17, 2000, SAI presented to the stockholders the following matters to be voted upon:

         1) the issuance of up to 45,000 shares of our Series B convertible preferred stock, which are convertible into up to 4.5 million shares of our common stock, to KC Acquisition Corp.'s stockholders in connection with the proposed merger with our company; and

         2) the issuance of 2.5 million shares of our common stock and an option to purchase up to 3.0 million shares of our common stock to SecurityVillage.com, Inc. in connection with transactions required to be completed at the time of the proposed merger of our company and KC Acquisition Corp.

         A total of 13,535,191 shares were eligible to vote on each matter presented at the Special Meeting all of which were approved by the following votes of the stockholders:


                                NUMBER OF SHARES

                                                                     Broker
                               For        Against      Abstain      Non Votes
                               ---        -------      -------      ---------
1)  Proposal Number 1.....   9,894,135     128,571       71,053         --
2)  Proposal Number 2.....   9,894,135     128,571       71,053         --



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                STOCK INFORMATION

         Our common stock has been traded on the American Stock Exchange under the symbol "SAI" since January 25, 1999. Our common stock was previously traded on the American Stock Exchange under the symbol "IDL" beginning on March 4, 1998. The following table sets forth, for the periods indicated, the range of the high and low sales prices as reported on the American Stock Exchange.


                                                                       LAST REPORTED SALE
                                                                        HIGH        LOW
1999     First Quarter...............................................   $5.00      $2.50
         Second Quarter..............................................   $3.44      $2.50
         Third Quarter...............................................   $3.38      $2.50
         Fourth Quarter..............................................   $3.94      $1.50
2000     First Quarter...............................................   $4.00      $2.00
         Second Quarter..............................................   $5.63      $3.38
         Third Quarter...............................................   $3.50      $2.38
         Fourth Quarter....................                             $2.88      $0.81
2001     First Quarter.....                                             $3.24      $0.75
         Second Quarter (through April 11, 2001)                        $2.50      $2.30


         On April 11, 2001, the last reported sale price of our common stock was $2.35 per share. At April 11, 2001, we had approximately 244 stockholders of record, not including beneficial owners whose stock is held in street name.

                                 DIVIDEND POLICY

         We have not paid dividends on our common stock in the past. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, on our common stock will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, loan covenants and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         Since January 1, 1998, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         Issuances for Services

         On January 6, 1998, when he joined the Board of Directors, Mr. Jones was awarded options to purchase 10,000 shares of our common stock, at an exercise price of $6.00 per share. These options were to expire on December 31, 2002. On July 8, 1999, the Board extended the expiration date of Mr. Jones' options to July 8, 2005. If any director is terminated or resigns, his options issued under the SAI Stock Option Plan must be exercised within ninety days or they will expire.

         On January 6, 1998, ProFinance Associates, Inc. was issued options to purchase 25,000 shares of common stock at a price of $6.00 per share. These options were to expire on December 31, 2002, and were issued in partial consideration of brokerage services rendered to us. Michael B. Jones, currently one of our directors, is a principal of ProFinance Associates, Inc. On July 8, 1999, the Board extended the expiration date of these options to July 8, 2005. These options were subsequently transferred into a family trust. If any director is terminated or resigns, his options issued under the SAI Stock Option Plan must be exercised within ninety days or they will expire.

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

         On March 31, 1999, we issued 1,405 shares of common stock to Kismet Group, Ltd. in payment for services.

         On March 31, 1999, we issued 12,931 shares of common stock to employees, as stock bonuses for their performance. These shares were later registered on Form S-8 on May 6, 1999.

         On June 30, 1999, we issued 1,497 shares of common stock to Kismet Group, Ltd. in payment for services.

         On September 30, 1999, we issued 1,652 shares of common stock to Kismet Group, Ltd. in payment for services.

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

         On March 31, 2000, we issued 1,500 shares of common stock to Kismet Group, Ltd. in payment of services.

         On June 30, 2000, we issued 1,200 shares of common stock to Kismet Group, Ltd. in payment for services.

         On September 23, 2000, we issued 3,000 shares of common stock to correct an entry error on our list of stockholders.

         On September 29, 2000, we issued 1,335 shares of common stock to Kismet Group, Ltd. in payment for services.

         On December 29, 2000, we issued 2,001 shares of common stock to Kismet Group, Ltd. in payment for services.

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

         On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS. Pursuant to this agreement: (i) $10,000,000 of subordinated debt and accrued interest owed by us to TJS; (ii) 66,910 shares of Convertible Preferred Stock; and (iii) 500,000 shares of Redeemable Preferred Stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A Convertible Preferred Stock.

         During 1999, TJS exercised options to purchase 650 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $71,250.

         During 2000, TJS exercised options to purchase 1,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $125,000.

         On August 9, 2000, we issued 100,000 shares of common stock to Thomas
J. Salvatore, the sole Managing General Partner of TJS Partners, L.P., and one of the company's directors for an aggregate purchase price of $250,000.

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

         On June 5, 1998, TJS exercised options to purchase 225 shares of Convertible Preferred Stock for a total consideration of $35,000.

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

         On July 7, 1999, TJS Partners, L.P. exercised options to purchase 250 shares of Convertible Preferred Stock for a total consideration of $25,000.

         On October 10, 1999, Raymond Hoven exercised options to purchase 40,000 shares of common stock for an aggregate exercise price of $40,000.

         On October 10, 1999, Buttonwood Advisory Group, Inc. exercised options to purchase 25,000 shares of common stock for an aggregate exercise price of $31,250.

         On November 17, 1999, TJS Partners, L.P. exercised options to purchase 650 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $71,250.

         On April 14, 2000, James and Cecilia Greco exercised options to purchase 25,000 shares for an aggregate exercise price of $25,000.

         On April 26, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for a total consideration of $25,000.

         On May 10, 2000, Buttonwood Advisory Group, Inc. exercised options to purchase 25,000 shares of common stock for an aggregate exercise price of $50,000.

         On May 23, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $50,000.

         On May 23, 2000, Thomas J. Salvatore, one of the company's directors, exercised options to purchase 90,000 shares of common stock for an aggregate exercise price of $326,250.

         On May 25, 2000, Jack and Jillian Schultz exercised options to purchase 25,000 shares of common stock for an aggregate exercise price of $25,000.

         On June 12, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $25,000.

         On June 12, 2000, Thomas J. Salvatore, one of the company's directors, exercised options to purchase 85,000 shares of common stock for an aggregate exercise price of $285,250.

         On June 12, 2000, Douglas J. Oberlander, one of the company's directors, exercised options to purchase 25,000 of common stock for an aggregate exercise price of $68,750.

         On June 15, 2000, James S. Brannen, the company's President and Chief Executive Officer and one of the company's directors, exercised options to purchase 22,222 shares of common stock for an aggregate exercise price of $99,999.

         On September 29, 2000, Jack and Jillian Schultz exercised options to purchase 25,000 shares of common stock for an aggregate exercise price of $25,000.

         On October 3, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $25,000.

         No underwriters or placement agents were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.

USE OF PROCEEDS OF SECURITIES SOLD PURSUANT TO OUR REGISTRATION STATEMENT

         On October 20, 1997, our first Registration Statement on Form S-1 (Registration No. 333-31775 under the Securities Act was declared effective and we commenced our offering which is still continuing. This prospectus also covers 777,088 of the shares of Common Stock which may be offered for sale by certain selling stockholders. We will not receive any proceeds from the securities issued by us pursuant to the Dealer Partner Program. However, the exercise of the warrants will require the exercising warrantholder to pay us $6.00 per share of common stock purchased upon exercise which will be used for general corporate purposes.

         No underwriter has been engaged in connection with the offering. The aggregate offering price of the common stock and warrants registered on our behalf was $12,000,000 and the aggregate offering price of the common stock registered on behalf of the selling stockholders was $4,668,528. No separate offering price was assigned to the warrants.

Other Issuances and Cancellations of Registered Stock:

         On December 6, 2000, we issued 1,662 shares of common stock to an alarm dealer in connection with our Dealer Partner Program.

         On December 15, 2000, we issued 294 shares of common stock to an alarm dealer in connection with our Dealer Partner Program.

         On December 18, 2000, we issued 12,000 shares of common stock to an alarm dealer as partial payment for substantially all of its alarm monitoring assets.

         On December 19, 2000, we issued an aggregate of 9,156 shares of common stock to alarm dealers in connection with our Dealer Partner Program.

         On February 23, 2000, we cancelled 10,000 shares of common stock originally issued to an alarm dealer on July 18, 2000 pursuant to our Dealer Partner Program. The shares were cancelled when the Dealer failed to meet its obligations under the program.

         On March 14, 2001, we issued 15,179 shares of common stock to certain key employees pursuant to our Management Incentive Program.

         On March 23, 2001, we issued 12,528 shares of common stock to an alarm dealer in connection with our Dealer Partner Program.

         We estimate that we incurred a total of $282,119 in expenses in connection with the offering. Those expenses are estimated to be as follows: legal $140,000; accounting $65,500; printing $74,225 and registration fees $2,394. All of these expenses represent payments to unrelated third parties and there were no direct or indirect payments to our directors or officers or their associates, or to any party owning ten percent or more of any class of our equity securities or any of our members. To date we have issued 500,110 shares of common stock and warrants to purchase 121,104 shares of common stock in connection with the offering.

                             SELECTED FINANCIAL DATA

         The following selected financial data for the fiscal years ended 1998 through 2000 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected financial data for the fiscal years ended 1996 and 1997 are derived from audited financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial

Condition and Results of Operations"


                                                           Years Ended December 31,
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Pro Forma                   Pro Forma
                                      1996         1997           1998         1998(1)        1999         1999(2)        2000
                                  ------------  -----------   ------------   -----------   ----------    -----------    -----------
Statement of Operations Data:

Revenues ......................   $     3,782   $    10,814    $    20,203   $    17,146   $    22,689   $    18,969    $    22,215
Operating (loss) ..............   $      (591)  $    (2,662)   $    (3,406)  $    (2,130)  $    (2,931)  $    (2,592)   $    (4,169)
Net (loss) available to
  common stockholders .........   $    (1,718)  $    (4,938)   $    (6,798)  $    (3,904)  $    (4,047)  $    (4,631)   $    (5,752)
Net loss per share ............   $      (.47)  $     (1.16)   $     (1.06)  $      (.61)  $      (.59)  $      (.66)   $      (.77)
Shares used in computing net
  loss per share ..............     3,669,343     4,266,151      6,394,048     6,429,048     6,897,200     6,980,533      7,444,161

------------------------------

(1) The pro forma data for the year ended December 31, 1998, gives effect to all acquisitions made during fiscal year 1998 and the sale of our owned subscriber accounts as if they had occurred January 1, 1998.
(2) The pro forma data for the year ended December 31, 1999, gives effect to the sale of our owned subscriber accounts as if it had occurred on January 1, 1999.

                            Years Ended December 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                    1996        1997       1998         1999       2000
                                  --------    --------   --------    ---------  ----------
Balance Sheet Data:

Cash and cash equivalents .....   $    632    $  5,522   $  1,481    $    631    $     53
Working capital (deficit) .....   $ (4,518)   $  1,625   $ (4,450)   $ (3,849)   $ (2,795)
Total assets ..................   $ 16,533    $ 36,009   $ 47,526    $ 33,341    $ 32,505
Total debt ....................   $ 12,790    $ 22,919   $ 35,981    $ 14,287    $ 18,152
Total stockholders'
equity ........................   $  1,269    $  7,231   $  3,869    $ 14,166    $ 10,268

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plans," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

         OVERVIEW

         Our revenues are derived from recurring payments for monitoring services provided to subscribers and alarm dealers pursuant to monitoring contracts. Monitoring contracts with subscribers have initial terms typically ranging from one to five years with provisions for automatic renewal for periods of one year. Monitoring contracts entered into with alarm dealers generally permit cancellation with notice of 30-60 days before the end of the original, or any renewal, term.

                              RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data:


                                                              Years Ending December 31,
                                                         (in thousands, except per share data)

                                                          1998           1999           2000
                                                      -----------------------------------------
Net Revenue                                           $    20,203    $    22,689    $    22,215

Cost of Services                                           12,610         14,900         17,153
                                                      -----------------------------------------

Direct Margin                                               7,593          7,789          5,062

Operating Expenses:

          Amortization & depreciation                       6,288          5,714          4,710

          General & administrative                          2,488          2,546          2,016

          Selling, marketing & business development         1,614          2,460          2,505

          Deferred compensation expense                       609           --             --
                                                      -----------------------------------------

Loss From Operations                                       (3,406)        (2,931)        (4,169)

Gain On Sale Of Owned Subscriber Accounts                    --            1,899           --

Interest Expense                                           (2,870)        (2,565)        (1,583)
                                                      -----------------------------------------

Net Loss                                                   (6,276)        (3,597)        (5,752)

Dividends Accrued On Preferred Stock                          522            450           --
                                                      -----------------------------------------

Net Loss To Common Stockholders                       $    (6,798)   $    (4,047)   $    (5,752)

Net Loss Per Share                                    $     (1.06)   $      (.59)   $      (.77)

Total Weighted Average Number Of Common Shares
  Outstanding                                           6,394,048      6,897,200      7,444,161

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                                                 Years Ending December 31,
                                                  1998      1999    2000
                                                 ------------------------
Net Revenue                                       100%     100%     100%

Cost of Services                                   63%      66%      77%

Direct Margin                                      37%      34%      23%

Operating Expenses:

     Amortization & depreciation                   31%      25%      21%
     General & administrative                      12%      11%      10%
     Selling, marketing & business development      8%      11%      11%
     Deferred compensation expense                  3%      --       --

Loss From Operations                              (17%)    (13%)    (19%)

Gain On Sale Of Owned Subscriber Accounts          --        8%      --

Interest Expense                                  (14%)    (11%)     (7%)

Net Loss                                          (31%)    (16%)    (26%)



                              RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         Net Revenue. Net revenues for 2000 were $22,215,282 compared to $22,689,132 for the same period in the prior year, a decrease of 2.0%. The change in revenue was due to an increase in revenues from central station operations of $3,246,319, or 17.1%, and a decrease in revenue from the retail operation of $3,720,169. Monthly billed revenue decreased $ 85,000 during the year. This decrease is the result of our canceling dealers for non-payment and dealers either selling their businesses or moving accounts to other central stations. The decrease also reflects a reduction of $.12 per account in the average price charged for services. The total number of accounts monitored at December 31, 2000 was approximately 382,000, a decrease of just over 20,000 accounts during the year. The increase in central station revenues is due to acquisitions completed in 1999. The decrease in revenue from the retail operation is due to the sale of the owned accounts that occurred on June 30, 1999.

         Cost of Services and Direct Margin. Cost of services increased by $2,253,577 from $14,899,687 to $17,153,264, or 15.1%. The increase in operating unit cost attributable to central station operations was $3,201,225, or 21.5%. The decrease in operating unit cost attributable to retail operations was $947,797. The increase in central station costs is due to acquisitions completed in 1999. The decrease in retail costs is due to the sale of the owned accounts that occurred on June 30, 1999.

         The margin attributable to the central station operations decreased from 29.4% in 1999 to 22.8% in 2000. The margin attributable to our owned subscriber account portfolio was 53.2% in 1999. The total margin decreased from 34.3% in 1999 to 22.8% in 2000 due to the sale of the owned accounts. The reason for the decrease in margin attributable to the central station operation is due to the startup operation in California which lost approximately $434,000 and the New Orleans acquisition which lost approximately $32,000 before its operations were consolidated into our Houston facility. Other factors contributing to the decrease in margin include an increase in infrastructure costs, primarily IT support personnel and an increase in bad debt expense. These two factors represent an increase in costs of approximately $500,000. Sales allowances and credits given to dealers increased by approximately $450,000.

         Operating Expenses. General and administrative expenses decreased by $530,543 from $2,546,935 to $2,016,392, or 20.8%, due to the sale of the owned accounts and a realignment of management responsibilities in the central stations.

         Selling, marketing and business development expenses increased by $45,172 from $2,459,845 to $2,505,017, or 1.8%. During 2000, sales people were added to focus on bringing new dealers into our central stations. Included in these expenses were non-cash expenses related to the dealer stock incentive program of $302,352 in 2000 and $255,282 in 1999.

         The decrease of $1,004,201 in amortization and depreciation expenses is related to the increased amortization of goodwill of $456,065, due to acquisitions of central stations completed over the previous twelve months, combined with a decrease in amortization related to the retail operation of $2,319,183. Depreciation expense increased by $858,917 due to a full year's depreciation on computer hardware and software upgrades installed during 1999.

         Gain on Sale of Owned Subscriber Accounts. The gain from the sale of the owned accounts of $2,649,184 reported for 1999 is the result of the sale of the owned account portfolio, which occurred on June 30, 1999. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio and the net book value of goodwill related to the purchase of the owned accounts. Subsequently, in December 1999, approximately $750,000 in additional accruals were booked related to the sale of retail accounts, thus reducing the gain to $1,899,155.

         Interest Expense. Interest expense decreased by $981,222, or 38.3%, from $2,564,565 to $1,583,343. This was primarily due to the reduction in the FINOVA debt by $20,000,000 and the conversion of $10,000,000 of subordinated debt to preferred stock on September 30, 1999.

         1999 COMPARED TO 1998

         Net Revenue. Net revenue for fiscal 1999 increased by $2,485,282, or 12.3%, to $22,689,132 from $20,203,850 for fiscal 1998. The change in revenue was attributable to an increase in revenue in our central station operations of $5,707,149 and a decrease in revenue from our owned subscriber account portfolio of $3,221,867. The increase in revenue related to central station operations was due to acquisitions completed during 1998 and 1999, from revenue related to the monitoring of the subscriber accounts sold to SAFE and from an increase of approximately 33,000 monitored accounts in our existing central stations. The increase in revenue consisted of the following approximate amounts: acquisitions, $4,423,150; monitoring of our previously owned subscriber accounts, $477,000; monitored accounts added to our existing central stations, $807,000. The decrease in revenue related to our owned subscriber account portfolio was attributable to the sale of the owned subscriber accounts on June 30, 1999.

         Cost of Services and Direct Margin. Cost of services includes all costs directly attributable to each operating unit rendering monitoring services. During 1998 and until June 30, 1999, these expenses also included the customer service function related to our owned subscriber account portfolio. These expenses increased from $12,610,489 in 1998 to $14,899,687 in 1999, or 18.2%.
Expenses related to the central station operation increased from $10,291,901 in 1998 to $13,952,037 in 1999, or 35.6%. This increase was primarily attributable to acquisitions of central stations in 1998 and 1999 and to the hiring of additional personnel devoted to quality assurance and training. The margin attributable to the central station operations decreased from 29.8% in 1998 to 29.4% in 1999. Expenses related to our owned subscriber account portfolio decreased from $3,723,986 in 1998 to $1,746,967 in 1999 due to the sale of our owned subscriber account portfolio on June 30,1999. The margin attributable to our owned subscriber account portfolio was 46.4% in 1998 and 53.2% in 1999. The increase was due to the greater number of owned subscriber accounts in 1999, which allowed us to increase efficiency. Intercompany revenue and costs decreased from $1,405,398 in 1998 to $799,318 in 1999 due to the sale of our owned subscriber accounts on June 30, 1999.

         Operating Expenses. Amortization and depreciation decreased by $574,599, or 9.1%, from $6,288,489 to $5,713,890. The change in amortization and depreciation was due to a decrease in amortization related to our owned subscriber account portfolio of $1,972,988 offset by an increase in the amortization of goodwill of $1,398,389. The decrease was related to the sale of the owned subscriber accounts, and the increase is related to central station acquisitions in 1998 and 1999.

         General and administrative expenses increased by $58,877, or 2.4%, from $2,488,058 to $2,546,935 due to central station acquisitions.

         Selling, marketing and business development expenses increased by $845,838, or 52.4%, from $1,614,007 to $2,459,845. We decentralized our sales efforts in 1999 to better serve our customers. We added six salespeople to cover our regional sales areas. We also increased our marketing initiatives to focus on growth in existing central stations. Included in these expenses are $255,282 of non-cash expense related to our stock based dealer incentive plan. Dealer incentive expenses increased by $184,880 in 1999.

         Our deferred compensation plan was terminated in 1999. As a result, there was no expense to record. Deferred compensation expense in 1998 was $609,103.

         Gain on Sale of Owned Subscriber Accounts. As a result of the sale of our owned subscriber account portfolio to SAFE on June 30, 1999, we recorded a gain of $2,649,184. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio and the net book value of goodwill related to acquisitions made in connection with the owned subscriber accounts. Additionally, the $1,800,000 note payable to SAFE and accrued expenses related to the attrition guarantee, account reprogramming and severance expenses of $3,097,278 were charged against the gain on the sale. Included in the $3,097,278 are additional accruals of approximately $750,000, which were recorded in the fourth quarter based on our projected obligations under the attrition guarantee and the additional expenses we expected to incur to reprogram a portion of the accounts sold to phone lines owned by SAFE. This additional accrual of approximately $750,000 reduced the gain to $1,899,155.

         Interest Expense. Interest expense decreased by $305,028, or 10.6%, from $2,869,593 in 1998 to $2,564,565 in 1999. Total debt decreased from $35,980,500 at the end of 1998 to $14,287,812 at the end of 1999. The decrease in debt was attributable to a payment of $20,000,000 made to FINOVA on June 30, 1999 and the exchange of $10,000,000 of subordinated debt, plus accrued interest, for Series A convertible preferred stock on September 30, 1999. The interest rate on the subordinated debt was 12%. The interest rate on the FINOVA debt decreased from 9.75% to 9.25% on September 30, 1999 and subsequently increased to 9.5% in November when the prime rate was raised.

         Business Segment Operating Results

         The following is a discussion of our industry segment operating results. We define operating earnings as income or loss before interest and income taxes. We do not allocate corporate general and administrative or corporate payroll expenses to our operating segments.

         Central Station Operations. Operating income from our central station segment decreased from $1,684,500 to $1,063,340, or a decrease of 36.9%. Revenue related to this segment increased from $14,667,212 to $19,768,281, or an increase of 34.8%. The decrease in operating income was caused by an increase in sales and marketing expenses of $851,125 related to the decentralization of our sales force and new marketing initiatives, including an increase in non-cash expenses related to our stock-based dealer incentive plan of $184,880. Amortization and depreciation increased by $1,334,935, or 66.9%, related to acquisitions.

Cash flow, defined as operating income plus depreciation and amortization and stock-based dealer incentive expense, related to central station operations increased from $3,680,818 to $4,649,875, or 26.3%.

         Owned Subscriber Accounts. Operating loss related to our owned subscriber accounts segment decreased from ($1,074,121) to ($338,779), or a decrease of 68.5%. Revenue decreased from $6,942,036 to $3,720,169, or 46.4%. Cash flow, defined as operating income plus depreciation and amortization, decreased from $3,218,050 to $1,980,404, or 38.5%. The changes in the results from this segment were primarily related to the sale of our owned subscriber accounts on June 30, 1999.

         Corporate Expenses. Corporate expenses decreased from $4,016,675 to $3,655,786, or 9.0%. The decrease was due primarily to the elimination of $609,103 of deferred compensation expense offset by an increase in depreciation expense and non-salary related general and administrative expense associated with the overall growth of the business in 1999.

         1998 COMPARED TO 1997

         Net Revenue. Net revenues for fiscal 1998 increased by $9,389,763, or 86.8%, to $20,203,850 from $10,814,087 for fiscal 1997. The increase in revenues was primarily related to acquisitions completed at the end of 1997, which resulted in a full year's revenue generated in 1998 as opposed to a partial year in 1997, and to acquisitions completed during 1998. The increase in revenues related to Telecommunications Associates Group, Inc. ("TAG") was approximately $3,878,000. The acquisition of TAG was completed on November 24, 1997. The increase in revenues related to the acquisition of Texas Security Central, Inc. ("TSC") and Alarm Central Monitoring, Inc. ("ACM") was approximately $2,237,000. The acquisitions of TSC and ACM were completed in June and October 1998, respectively. The acquisitions of the monitoring business of Fire Protection Services Corporation d/b/a Mountain Alarm (acquired in May 1998), the assets of World Security Services Corp. (acquired in October 1998) and Reliance Protection Services, Ltd. (acquired in July 1998) increased revenue by approximately $1,040,000. The balance of the increase in revenue between the years 1998 and 1997, approximately $1,902,000, was the result of a net increase in the number of subscriber accounts owned during the year and internally generated revenue growth related to the central stations.

         Cost of Services and Direct Margin. Cost of services includes all costs directly attributable to each operating unit rendering monitoring services. In 1998 and 1997 these expenses included direct expenses related to the central station operations and the customer service function related to the owned subscriber account portfolio. These expenses increased from $7,018,392 in 1997 to $12,610,489 in 1998, or 79.7%. Expenses related to the central station operation increased from $5,102,119 in 1997 to $10,291,901 in 1998, or 101.72%.
This increase was primarily attributable to acquisitions of central stations in 1997 and 1998. The margin attributable to the central station operations increased from 23.6% in 1997 to 29.8% in 1998. The increase in margin was related to an increase in the number of accounts monitored and the consolidation of the Michigan central station with Ohio. Expenses related to the owned subscriber account portfolio increased from $2,801,302 in 1997 to $3,723,986 in 1998. The margin attributable to the owned subscriber account portfolio was 44.2% in 1997 and 46.4% in 1998. The increase was due to the larger number of accounts owned in 1998. Intercompany revenue and costs increased from $885,029 in 1997 to $1,405,398 in 1998 due to an increase in the number of owned subscriber accounts monitored in 1998.

         Operating Expenses. Amortization and depreciation increased by $2,584,946, or 69.8%, from $3,703,543 to $6,288,489 due to an increase in the amortization of goodwill related to acquisitions and an increase in amortization of contract rights of $1,326,000.

         General and administrative expenses increased from $1,595,181 in 1997 to $2,488,058 in 1998 or 56.0% due to increased payroll costs related to hiring four additional management personnel in the fourth quarter of 1997 and an increase in support staff to manage the growth in the business. Non-payroll expenses including state franchise taxes and professional fees also increased significantly in 1998.

         Selling, marketing and business development expenses increased from $296,977 in 1997 to $1,614,007 in 1998, or 443.48%. The increase in these expenses was related to the addition of two employees devoted to marketing initiatives, three employees devoted to a national sales effort and two employees devoted to business development efforts primarily related to central station acquisitions. The total increase in payroll and related costs was approximately $525,000. Approximately $575,000 in additional costs related to marketing the dealer incentive program and overall advertising and marketing efforts, including $70,400 of expense related to the stock-based dealer incentive program were incurred in 1998. There was also an increase in travel expenses and professional fees related to acquisitions and sales efforts of approximately $200,000.

         Deferred compensation expense decreased from $862,034 in 1997 to $609,130 in 1998. The decrease was related primarily to the decrease in the common stock value from $5.00 per share at the end of 1997 to $3.93 at the end of 1998, as this plan was a variably priced plan. Awards under this plan were approved annually by the Board of Directors. No future awards will be made under this plan for any period after December 31, 1998.

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

         Central Station Operations. Operating income from our central station segment increased from $816,678 to $1,684,500, or an increase of 106.2%. Revenue related to this segment increased from $6,680,882 to $14,667,212, or an increase of 119.5%. The increase in both operating income and revenue were the result of acquiring seven central station operations in 1998 and internal revenue growth from various programs of approximately 10%.

         Owned Subscriber Accounts. Operating loss related to the owned subscriber accounts segment increased from ($724,526) to ($1,074,121) or an increase of 48.3%. Revenue increased from $5,018,234 to $6,942,036, or 38.3%. Cash flow, defined as operating income plus depreciation and amortization, increased from $2,216,932 to $3,218,050, or 45.2%. The increase in the operating loss in this segment was caused by an increase in amortization and depreciation. The increase in revenue and cash flow was directly related to accounts acquired during the year.

         Corporate Expenses. Corporate expenses increased from $2,754,192 to $4,016,675, or 145.8%. The increase was due primarily to increased payroll costs related to additional executive and supervisory level personnel added in 1998. The addition of these people was required to enable us to effectively manage the growth that occurred during 1998 and that was anticipated in the future.

         CAPITAL EXPENDITURES

         We made capital expenditures during 2000 and 1999 totaling $2,750,983 and $1,629,484, respectively. Of these capital expenditures in 2000 and 1999, approximately $950,000 and $1,000,000, respectively, related to the installation of new financial and operating systems. In 2000, approximately $1,800,000 was spent on a new facility for the central station located in Illinois. The remaining expenditures in both years relate primarily to new phone systems in the central stations and the purchase of computer equipment.

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

         Our company experienced a $578,406 decrease in our cash balance during the twelve months ended December 31, 2000. The decrease in cash provided by operating activities ($2,788,486) was the result of the cost of programs implemented to assimilate and consolidate central monitoring stations acquired by the company during the past several years. Those programs, while costly at the onset, we believe, will return a long-term benefit by reducing operating expenses and simplifying our organizational structure. . The increase in cash used for investing activities ($2,991,315) was primarily the result of costs incurred to build out central station facilities and improve computer systems as part of the consolidation projects. The total cash short fall experienced during fiscal 2000 was $3,731,695.

         We partially funded this cash short fall by raising $1,087,250 through the exercise of options to purchase common stock. On August 9, 2000, we received an additional $250,000 from a director in exchange for 100,000 shares of our common stock. The remainder of the shortfall was financed by borrowings. Proceeds from notes entered into with FINOVA Capital Corporation totaled $3,864,148 (net). Additionally, borrowed funds of approximately $600,000 will be used to supplement operating cash flow to meet debt service requirements in the first half of 2001, after which our operations are expected to be adequate to meet our required debt service.

         Subsequent to year-end, we entered into a financing agreement with McGinn, Smith Acceptance Corporation. The agreement is designed to provide total financing of $24,840,000 of which we will realize cash proceeds of $22,500,000. The initial advance the company actually received totaled $18,878,400 and was used to settle all notes payable to FINOVA Capital Corporation ($16,351,960), pay an original issue discount ($1,748,000), establish a debt service reserve ($500,000), fund loan closing costs and provided the company with a small amount of working capital. Subsequent to the original advance, as of April 9, 2001 we have received six additional advances totaling $5,100,000 net of original issue discount. We anticipate receiving the final advance totaling $270,000 (net) shortly. Assuming total funding of the financing agreement the company will have netted $5,648,040 to fund current and contingent obligations, operating and capital needs of the ongoing consolidation effort. We believe the amounts provided by improved cash flows from operations and financing through the agreement with McGinn, Smith Acceptance Corporation will be adequate to meet our needs during 2001.

         On June 30, 1999, we sold our portfolio of 27,000 retail subscriber accounts to SAFE for $22.8 million. At that time we also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million bearing 8% interest was to have been deemed paid in full. A dispute has arisen as to (1) whether we have fulfilled our obligation under the agreement and (2) whether SAFE met all of its contractual commitments. We are currently negotiating with SAFE in regard to this matter, which may lead to either a settlement or mandatory arbitration. We believe we will prevail on the merits of our arguments.

         We have entered into a definitive merger agreement with KC Acquisition Corp. We have not yet closed the merger as we are currently exploring financing alternatives. It was initially believed that the cash portion of the purchase price would be provided by the sale of equity securities to SecurityVillage.com. We are currently negotiating this purchase with SecurityVillage.com and, as such, management is exploring alternatives for financing the KC Acquisition Corp. transaction. KC Acquisition Corp. currently has a negative monthly cash flow and could require up to $600,000 to upgrade software and consolidate operations.

         The consideration for this transaction currently includes $6,500,000 in cash, the equivalent of 4,500,000 shares of our common stock, the redemption of an assumed note for $1.5 million in exchange for 300,000 shares of our common stock and the assumption of approximately $36,000,000 of debt. Subsequent to year end, we have advanced approximately $1.150 million to KC Acquisition Corp. to assist in funding its operations. In the event that the acquisition of KC Acquisition Corp. does not occur as planned, a significant portion of the advances will be forgiven.

         Current liabilities decreased during the year ended December 31, 2000 compared to 1999 from $6,859,791 to $6,335,219. Accounts payable increased from $463,310 to $2,387,919 primarily as a result of the build out of the new central station facility that will be completed during the early part of 2001. Accrued expenses decreased by $2,481,969 as a result of obligations related to the sale of the retail portfolio being paid in 2000. Unearned revenue decreased by $243,539 due to a continuing effort to convert our subscribers from quarterly, semi-annual and annual billing cycles to monthly. This is being done to smooth cash flow and expedite the collection of receivables.

         1999 COMPARED TO 1998

         During the year ended December 31, 1999, contract rights to monitor security systems were purchased for $1,517,537 in cash. During the same period goodwill, net of accumulated amortization, increased from $23,123,820 to $25,911,332 due to the acquisition of central stations during the year. Cash expenditures for acquisitions were $5,232,197 in 1999.

         Our owned account subscriber portfolio was sold to SAFE on June 30, 1999 for $22,800,000 in cash. We signed a note for $1,800,000, which was part of the $22,800,000 purchase price, payable within a year from the sale. This note was to be extinguished if SAFE purchased contracts from alarm dealers referred by us with total recurring monthly revenue of $230,000 during the term of the loan.

         Of the proceeds from the sale of our owned subscriber account portfolio, $20 million was used to pay down debt on our previous line of credit with FINOVA Capital Corporation, which left a principal balance outstanding of approximately $6,600,000. The remaining cash from the sale was used for the completion of capital projects, payment of holdback notes and to pay for transition obligations related to the sale of the owned subscriber account portfolio.

         On September 30, 1999, we refinanced our previous $30 million line of credit with FINOVA Capital Corporation. The refinancing with FINOVA and Citizens Bank of Massachusetts, a wholly owned subsidiary of the Royal Bank of Scotland, consisted of a term loan and an acquisition line of credit. The term loan was in the principal amount of $7 million, which covered our existing indebtedness to FINOVA and working capital. The acquisition line of credit of up to $38 million was solely for acquisitions of central monitoring station businesses.

         As of December 31, 1999, we had approximately $32,686,000 available for acquisitions on our line of credit with FINOVA Capital Corporation and Citizens National Bank of Massachusetts.

         On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., our principal stockholder. Pursuant to this agreement,
(i) $10,000,000 of subordinated debt and accrued interest we owed to TJS Partners, L.P., (ii) 66,910 shares of convertible preferred stock, and (iii) 500,000 shares of 12% redeemable preferred stock, together with all accrued dividends, were exchanged for 135,709 shares of newly designated Series A convertible preferred stock.

         The Series A convertible preferred stock has a $10 par value and a liquidation preference of $350 per share, and each share is convertible into 100 shares of our common stock. The Series A convertible preferred stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         In November 1999, we purchased central stations in Seattle, Washington and Chino, California. The total purchase price for these acquisitions was approximately $4,300,000 in cash, 100,000 shares of our common stock and certain assumed liabilities. We also purchased an additional central station in Metairie, Louisiana and a central station monitoring business in Idaho in December 1999. The total purchase price for these two acquisitions approximated $1,000,000 plus the assumption of liabilities.

         Current liabilities decreased during the year ended December 31, 1999 compared to 1998 from $9,850,442 to $6,859,791. Unearned revenue decreased by $3,209,921 due to the sale of our owned subscriber account portfolio and a concerted effort to convert our subscribers from quarterly, semi-annual and annual billing cycles to monthly. This was done to smooth cash flow and expedite the collection of receivables. Accrued expenses increased by $471,523 due to the exchange of $3,576,166 of accrued interest and dividends by TJS Partners for Series A convertible preferred stock, offset by additional accruals related to the sale of the owned accounts of $3,097,278. Additional increases in accruals in 1999 were approximately $950,000. Accruals of approximately $460,000 were related to acquisitions in the fourth quarter of 1999, including an accrual of $250,000 for expenses related to moving the Metairie, Louisiana facility. Additionally, accrued payroll increased approximately $400,000 in 1999 and an accrual of $90,000 related to the Employee Stock Purchase Plan was recorded in 1999. Current maturities decreased by $200,956 during the year. In 1998, current maturities were comprised of the short-term portion of the FINOVA debt ($1,330,000) and other short-term debt of $844,038. In 1999, current maturities were comprised of a short-term note of $1,800,000 due to SAFE and other short-term debt of $173,352. Senior debt borrowings decreased by approximately $14,322,002 and subordinated borrowing decreased by $8,500,000. Net capital of $192,500 was raised during the year through warrant and option exercises for the purchase of common and preferred stock. These proceeds were used to fund central station acquisitions, the purchase of fixed assets and for general corporate purposes.

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

         Current liabilities increased during the year ended December 31, 1998 compared to 1997 from $6,756,199 to $9,850,442. Unearned revenue increased by $662,402 due to acquisitions and our overall growth. Accrued liabilities increased by $1,316,541 primarily due to an increase in accrued interest and dividends due to TJS Partners, L.P. and our overall growth. Current maturities increased by $1,276,585 during the year. Senior debt borrowing increased by approximately $10,088,000 and subordinated borrowing increased by $3,000,000. Net capital of $2,048,351 was raised during the year through warrant and option exercises for the purchase of common and preferred stock. These proceeds were used to fund central station acquisitions and the acquisition of subscriber accounts from alarm dealers, the purchase of fixed assets and for general corporate purposes.

         LOAN AGREEMENTS

         On September 30, 1999, we refinanced our previous $30,000,000 line of credit with FINOVA Capital Corporation. The refinancing with FINOVA and Citizens Bank of Massachusetts consisted of a $7,000,000 term loan and a $38,000,000 acquisition line of credit. In August 2000, we amended our loan with FINOVA. FINOVA bought out the portion of the loan extended by Citizens Bank of Massachusetts and the loan facility was decreased from $45 million to $17.5 million.

         On January 17, 2001, we refinanced all of our existing indebtedness with FINOVA with the proceeds of a loan from McGinn, Smith Acceptance Corporation. This loan consists of a senior tranche of $19.0 million gross, of which we received $16.6 million at closing, plus a junior tranche in an amount of $5.840 million. As of April 9, 2001, $18,700,000 of the $19.0 senior tranche has been received and the junior tranche is complete.

         The senior tranche bears interest at 10.5% and matures in five years and the junior tranche bears interest at 12.5% and matures in five years. Funding for future acquisitions will be sought as needed. In addition, original issue discount of $2,298,400 has been incurred through April 9, 2001, of a total anticipated original issue discount of $2,309,600.

         Our loan with McGinn, Smith Acceptance Corporation is secured by all of our accounts receivable and the related monitoring contracts. Among other covenants, we are required to maintain three financial ratios: i) collateral coverage ratio of not less than 180%; ii) collections of at least $1,500,000 per month on our receivables; iii) average recurring monthly revenue under our monitoring contracts greater than $1,800,000. Management believes we will be in compliance with these covenants throughout 2001.

         RESTRUCTURING OF TJS PARTNERS' INVESTMENT

         On September 30, 1999, we entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., our principal stockholder. Pursuant to this agreement:
(i) $10,000,000 of subordinated debt and accrued interest owed to TJS Partners, L.P.; (ii) 66,910 shares of convertible preferred stock; and (iii) 500,000 shares of 12% redeemable preferred stock, together with all accrued dividends, were exchanged for 135,709 shares of newly designated Series A convertible preferred stock.

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

         In connection with the restructuring, our By-laws were amended to increase the percentage of votes required to approve matters presented to the stockholders from a simple majority to requiring greater than 60%. This super-majority provision will be in effect for as long as TJS Partners, L.P. owns at least 30% of our common stock on an as-converted basis. Additionally, for so long as TJS Partners, L.P. owns at least 15% of our common stock on an as-converted basis, our board of directors will consist of five directors, two of which may be designated by TJS.

         Proposed Acquisition of KC Acquisition Corp. When we acquire KC Acquisition Corp. we expect to issue the following securities to its stockholders:

               (1)  36,000 shares of Series C preferred stock; and

               (2)  9,000 shares of Series D preferred stock

KC Acquisition Corp.'s stockholders will also receive $6,500,000 in cash. We will also assume liabilities of approximately $36 million.

         Each share of Series C and D preferred stock will have a $10 par value and is convertible into 100 shares of our common stock. The Series C will have a liquidation preference of $350 per share and the Series D will have a liquidation preference of $450 per share. Both Series will be entitled to receive dividends equal to those that would have been received if the holder had converted into common stock.

         The holders of Series C and Series D preferred stock will be entitled to vote on all matters on which holders of our common stock are entitled to vote, on an as-converted basis. The Series C and Series D rank equal to each other, and senior to the Series A Preferred, as to liquidation preference and dividends.

         We will also issue 300,000 shares of our common stock to SecurityVillage in exchange for a $1.5 million promissory note issued by KC Acquisition Corp. to SecurityVillage.

         The proposed purchase of certain of SecurityVillage.com's assets is currently under negotiation.

         INFLATION

         Management does not believe that inflation had a significant impact on our results of operations for the periods presented.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We currently do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing interest rate or foreign currency exchange rate risk or for any other purpose.

         We incur debt from two sources: senior debt from financial institutions and a note related to the sale of our retail account portfolio. At December 31, 2000, we had $16,351,960 in senior debt due to FINOVA at an interest rate of prime (9.5%) plus 0.75%. Subsequent to year end the Company refinanced its long term debt with FINOVA. Our outstanding debt was increased to $26,340,000 which includes an original issue discount of $2,309,600. The debt is comprised of a senior note of $18,700,000 at 10.5% interest and a junior note of $5,840,000 at an interest rate of 12.5%. The total credit, senior and junior, included an original issue discount of 10%. We also have a note due currently of $1,800,000 at an 8% annual rate related to the sale of the owned account portfolio. There is a dispute concerning our obligations under the note. It cannot be determined when or if we will have to pay all or part of the note. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

         INTEREST RATE RISK

         The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.

-------------------------------------------------------------------------------------------------------------------
(dollars in millions)                              Maturity  Date
                            2001        2002       2003       2004       2005       2006       Total     Fair Value
-------------------------------------------------------------------------------------------------------------------
Fixed Rate Debt            $1.800                                                            $ 1.800      $ 1.800
Average Interest Rate         8.0%                                                               8.0%

Variable Rate Debt         $ .881      $2.230     $3.491     $4.844     $6.364     $6.730    $24.540      $24.540
Average Interest Rate        12.8%       12.8%      12.8%      12.8%      12.8%      12.8%      12.8%
-------------------------------------------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS


SECURITY ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
As of December 31, 1999 and 2000
Together With Auditors' Report

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 1999 and 2000         F-3
    Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1999 and 2000                                  F-5
    Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 1998, 1999 and 2000                            F-6
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1999 and 2000                                  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Security Associates International, Inc.:


We have audited the accompanying consolidated balance sheets of SECURITY ASSOCIATES INTERNATIONAL, INC. (a Delaware corporation) AND SUBSIDIARIES (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Associates International, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has recorded amounts payable related to the 1999 sale of its retail subscriber accounts which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-KSB is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Chicago, Illinois
April 13, 2001

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                             DECEMBER 31
                                                    ----------------------------
                    ASSETS                              1999             2000
-------------------------------------------------   -----------      -----------
CURRENT ASSETS:
    Cash and cash equivalents                       $   631,521      $    53,115
    Accounts receivable, net                          1,828,895        2,629,203
    Other current assets                                550,009          366,660
                                                    -----------      -----------
                  Total current assets                3,010,425        3,048,978
                                                    -----------      -----------

FURNITURE AND EQUIPMENT, net                          4,045,524        5,063,483
                                                    -----------      -----------

OTHER ASSETS:
    Goodwill, net                                    25,911,332       23,420,768
    Other assets, net                                   373,369          972,229
                                                    -----------      -----------
                  Total other assets                 26,284,701       24,392,997
                                                    -----------      -----------
                  Total assets                      $33,340,650      $32,505,458
                                                    ===========      ===========

                                                                            DECEMBER 31
                                                                  ------------------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY                      1999              2000
---------------------------------------------------------------   ------------      ------------
CURRENT LIABILITIES:
    Accounts payable                                              $    463,310      $  2,387,919
    Current maturities of long-term notes payable                    1,973,352         2,249,679
    Accrued expenses                                                 3,923,722         1,441,753
    Unearned revenues                                                  499,407           255,868
                                                                  ------------      ------------
               Total current liabilities                             6,859,791         6,335,219

NOTES PAYABLE, net of current maturities                            12,314,460        15,902,281
                                                                  ------------      ------------
               Total liabilities                                    19,174,251        22,237,500
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Series A convertible preferred stock, $10 par value,
       137,686 shares authorized, 136,359 and 137,359
       shares outstanding on December 31, 1999 and 2000,
       liquidation preference $350 per share                         1,363,590         1,373,590

    Common stock, $.001 par value; 50,000,000 shares
       authorized; 7,145,287 and 7,744,467 shares outstanding
       on December 31, 1999 and 2000, respectively                       7,145             7,744
    Warrants, net                                                      111,689           162,630
    Additional paid-in capital                                      34,955,971        36,748,414
    Retained deficit                                               (22,271,996)      (28,024,420)
                                                                  ------------      ------------
               Total stockholders' equity                           14,166,399        10,267,958
                                                                  ------------      ------------
               Total liabilities and stockholders' equity         $ 33,340,650      $ 32,505,458
                                                                  ============      ============



        The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                         ------------------------------------------------
                                                             1998              1999              2000
                                                         ------------      ------------      ------------
NET REVENUE                                              $ 20,203,850      $ 22,689,132      $ 22,215,282

COST OF SERVICES                                           12,610,489        14,899,687        17,153,264
                                                         ------------      ------------      ------------
DIRECT MARGIN                                               7,593,361         7,789,445         5,062,018
                                                         ------------      ------------      ------------
OPERATING EXPENSES:
    Amortization and depreciation                           6,288,489         5,713,890         4,709,689
    General and administrative                              2,488,058         2,546,935         2,016,392
    Selling, marketing and business development             1,614,007         2,459,845         2,505,017
    Deferred compensation expense                             609,103             -                 -
                                                         ------------      ------------      ------------
                Total operating expenses                   10,999,657        10,720,670         9,231,098
                                                         ------------      ------------      ------------
                Loss from operations                       (3,406,296)       (2,931,225)       (4,169,080)


GAIN ON SALE OF OWNED SUBSCRIBER ACCOUNTS                       -             1,899,155             -
INTEREST EXPENSE                                           (2,869,593)       (2,564,565)       (1,583,344)
                                                         ------------      ------------      ------------
                Net loss                                   (6,275,889)       (3,596,635)       (5,752,424)

DIVIDENDS ACCRUED ON PREFERRED STOCK                         (522,084)         (450,000)            -
                                                         ------------      ------------      ------------
                Net loss available to common
                  stockholders                           $ (6,797,973)     $ (4,046,635)     $ (5,752,424)
                                                         ============      ============      ============

NET LOSS PER SHARE                                       $      (1.06)     $       (.59)     $       (.77)
                                                         ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        6,394,048         6,897,200         7,444,161
                                                         ============      ============      ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                    CONVERTIBLE            12% REDEEMABLE
                                             COMMON STOCK         PREFERRED STOCK          PREFERRED STOCK
                                          ------------------    -------------------     ----------------------
                                           SHARES     AMOUNT    SHARES      AMOUNT      SHARES        AMOUNT
                                          ---------   ------    ------    ---------     -------    -----------
BALANCE, December 31, 1997                6,272,295   $6,272    64,585    $ 645,846     344,165    $ 3,441,650

    Issuance of preferred stock                 -        -       2,075       20,750     155,835      1,558,350
    Issuance of common stock related to
       deferred compensation plan           154,693      154       -            -           -              -
    Issuance of common stock                344,819      345       -            -           -              -
    Warrants                                    -        -         -            -           -              -
    Accrued dividends                           -        -         -            -           -              -
    Net loss                                    -        -         -            -           -              -
                                          ---------   ------   -------    ---------    --------    -----------

BALANCE, December 31, 1998                6,771,807    6,771    66,660      666,596     500,000      5,000,000

    Issuance of Series A convertible
       preferred stock                          -        -     (66,660)    (666,596)   (500,000)    (5,000,000)
    Issuance of common stock                373,480      374       -            -           -              -
    Warrants                                    -        -         -            -           -              -
    Accrued dividends                           -        -         -            -           -              -
    Net loss                                    -        -         -            -           -              -
                                          ---------   ------   -------    ---------    --------    -----------

BALANCE, December 31, 1999                7,145,287    7,145       -            -           -              -

    Issuance of Series A convertible
       preferred stock                          -        -         -            -           -              -
    Issuance of common stock                599,180      599       -            -           -              -
    Warrants                                    -        -         -            -           -              -
    Net loss                                    -        -         -            -           -              -
                                          ---------   ------   -------    ---------    --------    -----------

BALANCE, December 31, 2000                7,744,467   $7,744       -      $     -           -      $       -
                                          =========   ======   -------    ---------    --------    -----------

                                          SERIES A CONVERTIBLE
                                             PREFERRED STOCK                ADDITIONAL                       TOTAL
                                          --------------------                PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                           SHARES     AMOUNT     WARRANTS     CAPITAL        DEFICIT         EQUITY
                                          -------   ----------   --------   -----------   ------------    ------------
BALANCE, December 31, 1997                    -     $      -     $    -     $14,564,311   $(11,427,388)   $  7,230,691

    Issuance of preferred stock               -            -          -         224,250            -         1,803,350
    Issuance of common stock related to
       deferred compensation plan             -            -          -         608,949            -           609,103
    Issuance of common stock                  -            -          -         962,582                        962,927
    Warrants                                  -            -       60,748           -              -            60,748
    Accrued dividends                         -            -          -             -         (522,084)       (522,084)
    Net loss                                  -            -          -             -       (6,275,889)     (6,275,889)
                                          -------   ----------   --------   -----------   ------------    ------------

BALANCE, December 31, 1998                    -            -       60,748    16,360,092    (18,225,361)      3,868,846

    Issuance of Series A convertible
       preferred stock                    136,359    1,363,590        -      17,972,922            -        13,669,916
    Issuance of common stock                  -            -          -         622,957            -           623,331
    Warrants                                  -            -       50,941           -              -            50,941
    Accrued dividends                         -            -          -             -         (450,000)       (450,000)
    Net loss                                  -            -          -             -       (3,596,635)     (3,596,635)
                                          -------   ----------   --------   -----------   ------------    ------------

BALANCE, December 31, 1999                136,359    1,363,590    111,689    34,955,971    (22,271,996)     14,166,399

    Issuance of Series A convertible
       preferred stock                      1,000       10,000        -         115,000            -           125,000
    Issuance of common stock                  -            -          -       1,677,443            -         1,678,042
    Warrants                                  -            -       50,941           -              -            50,941
    Net loss                                  -            -          -             -       (5,752,424)     (5,752,424)
                                          -------   ----------   --------   -----------   ------------    ------------

BALANCE, December 31, 2000                137,359   $1,373,590   $162,630   $36,748,414   $(28,024,420)   $ 10,267,958
                                          =======   ==========   ========   ===========   ============    ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31
                                                                     ------------------------------------------------
                                                                         1998              1999              2000
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (6,275,889)     $ (3,596,635)     $ (5,752,424)
    Adjustments to reconcile net loss to net cash provided by
       (used for) operating activities-
           Gain on sale of owned subscriber accounts                        -            (1,899,155)            -
           Issuance of common stock for services                           16,502            67,226            68,173
           Amortization and depreciation                                6,288,489         5,713,890         4,709,689
           Deferred compensation expense                                  609,103             -                 -
           Warrants and stock issued under dealer stock
              incentive plan                                               70,402           255,282           302,352

           Changes in assets and liabilities, net of
              acquisitions-
              Accounts receivable, net                                   (304,071)        2,156,519          (800,308)
              Other current assets                                         97,990          (209,187)          183,349
              Other long-term assets                                      (22,952)           92,322          (698,418)
              Accounts payable                                           (235,706)         (176,567)        1,924,609
              Accrued expenses                                            174,850           424,136        (2,481,969)
              Unearned revenue                                            (55,703)       (3,139,285)         (243,539)
                                                                     ------------      ------------      ------------
                     Net cash  provided by (used for)
                        operating activities                              363,015          (311,454)       (2,788,486)
                                                                     ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of contract rights to monitor security systems, net       (3,897,659)       (1,517,537)            -
    Proceeds from sale of owned subscriber accounts                         -            22,195,906             -
    Purchase of fixed assets, net                                      (1,752,860)       (1,629,484)       (2,750,983)
    Cash paid for acquisitions, net                                   (12,431,112)       (5,232,197)         (240,332)
                                                                     ------------      ------------      ------------
                     Net cash (used for) provided by investing
                        activities                                    (18,081,631)       13,816,688        (2,991,315)
                                                                     ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of capital stock                             2,048,351           192,500         1,337,247
    Dividends accrued on preferred stock                                 (522,084)         (450,000)            -
    Deferred financing costs                                                -              (393,020)            -
    Proceeds from stockholders receivable                                  50,000             -                 -
    Proceeds from notes payable to related parties                      3,000,000         1,500,000             -
    Repayment of notes payable                                           (578,588)      (20,856,438)         (182,410)
    Proceeds from notes payable                                         9,680,173         5,652,376         4,046,558
                                                                     ------------      ------------      ------------
                     Net cash provided by  (used for) financing
                        activities                                     13,677,852       (14,354,582)        5,201,395
                                                                     ------------      ------------      ------------
DECREASE IN CASH                                                       (4,040,764)         (849,348)         (578,406)
CASH AND CASH EQUIVALENTS, beginning of year                            5,521,633         1,480,869           631,521
                                                                     ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                               $  1,480,869      $    631,521      $     53,115
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

                        DECEMBER 31, 1998, 1999 AND 2000




1.    DESCRIPTION OF THE BUSINESS

      COMPANY BACKGROUND

      Security Associates International, Inc. ("SAI" or "the Company") provides monitoring services to independent alarm dealers on a subcontract basis. Revenues are composed primarily of fees for monitoring services.

2.    LIQUIDITY

      The Company has incurred recurring operating losses. During 2000, the Company used cash from operating activities of approximately $2.8 million as a result of the cost of programs implemented to assimilate and consolidate central monitoring stations acquired by the company during the past several of years. Management believes that those programs, while costly at the onset, will return a long-term benefit by reducing operating expenses and simplifying the Company's organizational structure. In management's opinion, cash flow from operating activities will continue to be negative through July 2001, at which point consolidation efforts should result in positive operating cash flow. The Company also used cash for investing activities of approximately $3.0 million, which was primarily used to build out central station facilities and improve computer systems as part of the consolidation of central stations.

      The Company partially funded the cash needs discussed above by raising approximately $1.1 million through the exercise of options to purchase common stock. During August 2000, the Company received an additional $0.25 million from a director in exchange for 100,000 shares of common stock. The remainder of the shortfall was financed by net borrowings from FINOVA Capital Corporation of approximately $3.8 million.

      On June 30, 1999, the Company sold its portfolio of 27,000 retail subscriber accounts to SAFE for $22.8 million. At that time the Company also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million, which was recorded as part of the transaction, plus interest at 8% thereon, was to have been deemed paid in full. A dispute has arisen as to (1) whether the Company has fulfilled its obligation under the agreement and (2) whether SAFE met all of its contractual commitments. The Company is currently in negotiations with SAFE on this matter, which may lead to either a settlement or mandatory arbitration. Management believes the Company will prevail on the merits of its arguments.

      Subsequent to year-end, the Company entered into a new financing agreement with McGinn, Smith Acceptance Corporation. The agreement is designed to provide total financing, net of original issue discounts, fees and a mandatory debt service reserve of approximately $22 million. The company has received $21.7 million, net, which was used to settle all outstanding notes payable to FINOVA Capital Corporation of $16.4 million, and provided the Company with additional working capital. Subsequent to December 31, 2000, upon total funding of the financing agreement, the Company will net $5.6 million to fund current and contingent obligations, operating and capital needs of the ongoing consolidation effort. In management's opinion, the amounts provided by improved cash flows from operations and financing through the agreement with McGinn, Smith Acceptance Corporation will be adequate to meet the needs of the Company during 2001. As such, the financial statements do not include any adjustments that might result from the Company's ability to continue as a going concern.

      During 2000, the Company entered into a definitive agreement to acquire KC Acquisition Corporation (Note 4). The consideration for this transaction currently includes $6.5 million in cash, the equivalent of 4.5 million shares of the Company's common stock and the assumption of approximately $36 million of debt. The transaction has not yet closed as management is currently exploring financing alternatives. If consummated, the acquisition will require additional investments to upgrade software and consolidate operations.


3.    SUMMARY OF MAJOR ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The financial statements consolidate the accounts of SAI and its wholly owned subsidiaries. All significant intercompany items and transactions and balances have been eliminated.

      USE OF ESTIMATES

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      REVENUE RECOGNITION

      Monitoring fee revenue is recognized as earned over the related contract period. Services may be billed in advance on a monthly, quarterly or annual basis and amounts not earned are recorded as unearned revenues.

      ACCOUNTS RECEIVABLE

      The Company grants unsecured trade credit to customers in the normal course of business. Receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $499,000 and $294,700 as of December 31, 1999 and 2000, respectively.

      OTHER CURRENT ASSETS

      Other current assets consist of prepaid insurance of approximately $154,000 and other prepaid expenses of approximately $213,000.

      GOODWILL

      Goodwill is recorded as the cost of purchased businesses in excess of the fair value of the net assets acquired and is amortized on a straight-line basis over a period of three to fifteen years. The Company regularly reviews the performance of acquired businesses to evaluate the realizability of the underlying goodwill. Goodwill in the accompanying consolidated balance sheets is net of accumulated amortization of approximately $4,861,000 and $7,918,000 as of December 31, 1999 and 2000,
      respectively. Amortization expense related to goodwill for 1998, 1999 and 2000, was approximately $6,099,000, $4,686,000 and $2,977,000, respectively.

      OTHER LONG-TERM ASSETS

      Other long-term assets consist of deferred financing costs of approximately $600,000 and deferred acquisition costs of approximately $491,000. The deferred financing costs are being amortized over the life of the related loan. Other long-term assets in the accompanying consolidated balance sheets are net of accumulated amortization of approximately $20,000 and $119,000 as of December 31, 1999 and 2000, respectively.

      FURNITURE AND EQUIPMENT

      Furniture and equipment are stated at cost. Depreciation is calculated using straight-line methods for both financial statement and income tax purposes over an estimated useful life of three to seven years. Depreciation expense for 1998, 1999 and 2000, was approximately $189,000, $1,028,000 and $1,733,000, respectively.

      The following is a summary of furniture and equipment by major class of assets:


                                        DECEMBER 31
                                  ------------------------
                                     1999         2000
                                  ----------   ----------
Equipment                         $5,310,710   $5,996,921
Automobiles/trucks                    20,188         --
Leasehold improvements               282,365    1,817,411
Work in process                         --        525,138
                                  ----------   ----------
                                   5,613,263    8,339,470

Less - Accumulated depreciation    1,567,739    3,275,987
                                  ----------   ----------
                                  $4,045,524   $5,063,483
                                  ==========   ==========

      RENT EXPENSE

      The Company leases its office building and the facilities from which its central stations operate for various periods and amounts through the year 2004. Rent expense was approximately $830,000, $920,000 and $943,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

      Future minimum lease payments are as follows:

                As of December 31-
                       2001                              $1,001,000
                       2002                                 960,000
                       2003                                 822,000
                       2004                                 445,000
                                                          ---------
                       2005 and thereafter                2,930,000
                                                          =========

      ACCRUED EXPENSES

      Accrued expenses are composed of the following:



                                                      DECEMBER 31
                                                ------------------------
                                                   1999         2000
                                                ----------   ----------
            Accrued interest                    $  188,741   $  225,312
            Accrued payroll and vacation           775,558      732,750
            Accruals related to sale of owned
                subscriber accounts              2,260,289      117,701
            Other                                  699,134      365,990
                                                ----------   ----------
                                                $3,923,722   $1,441,753
                                                ==========   ==========

      INCOME TAXES

      SAI accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("Statement 109"). As of December 31, 1999 and 2000, SAI had net operating loss carryforwards of approximately $16.0 million and $20.5 million, respectively. The tax net operating losses begin to expire in 2005. As of December 31, 1999 and 2000, no tax benefit has been recognized for these loss carryforwards.

      The components of the Company's deferred tax assets at December 31 are as follows:

                                                     1999             2000
                                                 -----------       ----------
            Net operating loss carryforwards      $6,491,000       $7,888,000
            Temporary timing differences             387,200          358,000
                                                 -----------       ----------
                Total deferred tax assets          6,878,200        8,246,000
            Valuation allowance                   (6,878,200)      (8,246,000)
                                                 -----------       ----------
                Net deferred tax assets          $     --          $   --
                                                 ===========       ==========
      NET LOSS PER SHARE

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

      STATEMENT OF CASH FLOWS

      SAI considers investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental cash flow information includes the following:


                                                                      DECEMBER 31
                                                        ----------------------------------------
                                                            1998           1999          2000
                                                        ------------   -----------   -----------
Supplemental schedule of cash flow information-
       Cash paid during the year for interest            $ 2,177,909   $ 1,861,887   $ 1,472,781
Supplemental schedule of noncash activities-
       Issuance of stock for central station and
           contract rights acquisitions                      691,770       337,478       146,211
       Accrued expenses incurred in the sale of owned
           subscriber accounts                                  --       3,097,278          --
       Purchase of contract rights reduced by unearned
           revenue acquired                                  397,544       149,710          --
       Note payable from sale of owned subscriber
           accounts                                             --       1,800,000          --
       Subordinated debt paid for with Series A
           convertible preferred stock                          --      10,000,000          --
       Accrued interest and dividends paid for with
           Series A convertible preferred stock
                                                                --       3,576,166          --
       Holdback notes reduced due to account attrition
                                                             505,518       279,629          --
       Purchase of contract rights with notes                863,921       245,850          --
                                                         ===========   ===========   ===========

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of SAI's long-term debt, which approximates the carrying value, is estimated based on the current rates offered to SAI for debt of the same remaining maturities.

      RECLASSIFICATIONS

      The presentation of the statement of operations has been changed to more clearly depict SAI's activities. Therefore, prior-period results have been reclassified to conform to the new presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Statements Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new and revises several existing standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income (loss) in the case of certain hedges.

      In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Statement 133" ("Statement 137") which defers the effective date of Statement 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt Statement 133 as of January 1, 2001. Due to the Company's limited use of derivatives, the impact on the financial statements is not expected to be material.


4.    ACQUISITIONS

      During 2000, the Company entered into a definitive agreement to acquire KC Acquisition Corp. The consideration for this transaction currently includes $6.5 million in cash, the equivalent of 4.5 million shares of the Company's common stock and the assumption of approximately
      $36 million of debt. The transaction has not yet closed as management is currently exploring financing alternatives. Additionally, subsequent to year end the Company has provided King Central Station, a wholly owned subsidiary of KC Acquisition Corp., with advances totaling $1.15 million. In the event the acquisition does not occur as planned a significant portion of the advances will be forgiven.

      In November and December, 1999, SAI acquired four central monitoring stations located in the U.S. All of these acquisitions were accounted for under the purchase method of accounting. SAI acquired these central monitoring stations with $5,232,197 in cash plus 100,000 shares of SAI's common stock with a fair market value of $200,000 at the time of acquisition. Total goodwill of $5,401,181 was recorded and is being amortized over a 3-15 year period. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

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

      The following pro forma consolidated results of operations have been prepared as if the closed acquisitions of central monitoring stations occurred at the beginning of the year of acquisition and in the year immediately preceding the acquisition. The sale of the owned subscriber accounts discussed in Note 6 is shown as if the transaction occurred at the beginning of 1999 and 1998. The pro forma results of operations includes adjustments for amortization of intangible assets and changes in interest expense corresponding to changes in debt (in 000's) (unaudited):


                                                   1998           1999
                                                -----------    -----------
Monitoring fees and other revenues              $    17,146    $    18,969
Selling and administrative expenses                  15,589         18,166
Payroll expense paid to terminated employees
                                                      1,219           --
Amortization and depreciation                         2,468          3,395
                                                -----------    -----------
                     Loss from operations            (2,130)        (2,592)

Interest expense                                      1,252          1,589
                                                -----------    -----------
                     Loss before income taxes        (3,382)        (4,181)

Income tax expense                                     --             --
                                                -----------    -----------
                     Net loss                        (3,382)        (4,181)

Dividends accrued on preferred stock                    522            450
                                                -----------    -----------
Net loss available to common stockholders       $    (3,904)   $    (4,631)
                                                ===========    ===========

Net loss per share                              $      (.61)   $      (.66)
Weighted average shares outstanding               6,429,048      6,980,533
                                                ===========    ===========



      The pro forma statement of income does not purport to represent what the Company's results of operations would actually have been had the acquisition or disposition been effected for the periods presented, or to predict the Company's results of operations for any future period. The net impact of acquisitions made in 2000 was not material and is not included in the pro forma information above.

5.    PREFERRED STOCK

      On September 30, 1999, SAI entered into the Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement with TJS Partners, L.P., SAI's principal stockholder. Pursuant to this agreement: (i) $10,000,000 of subordinated debt and accrued interest owed by SAI to TJS Partners, L.P.; (ii) 66,910 shares of convertible preferred stock; and (iii) 500,000 shares of 12% redeemable preferred stock, together with all accrued dividends were exchanged for 135,709 shares of newly designated Series A convertible preferred stock.

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

      In connection with the restructuring, SAI's bylaws were amended to increase the percentage of votes required to approve matters presented to the stockholders from a simple majority to requiring approval by greater than 60%. This super-majority provision will be in effect for as long as TJS Partners, L.P. owns 30% of SAI's common stock on an as-converted basis. Additionally, for so long as TJS Partners, L.P. owns at least 15% of SAI's common stock on an as-converted basis, SAI's Board of Directors will consist of five directors.


6.    SALE OF OWNED SUBSCRIBER ACCOUNTS

      On June 30, 1999, SAI sold its portfolio of approximately 27,000 owned subscriber accounts to an unaffiliated third party. SAI has continued to monitor these accounts.

      On June 30, 1999, the Company sold its portfolio of 27,000 retail subscriber accounts to SAFE for $22.8 million. At that time the Company also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million, which was recorded as part of the transaction, plus interest at 8% thereon, was to have been deemed paid in full. A dispute has arisen as to (1) whether the Company has fulfilled its obligation under the agreement and (2) whether SAFE met all of its contractual commitments. The Company is currently in negotiations with SAFE on this matter, which may lead to either a settlement or mandatory arbitration. Management believes the Company will prevail on the merits of its arguments.

      SAI also agreed to guarantee attrition rates of the portfolio. An accrual for $1,700,000 was recorded in 1999 to recognize this guarantee. This guarantee has been paid in full as of December 31, 2000. Additionally, during 1999, SAI recorded an accrual of $547,000 for severance and related expenses and an accrual for $850,000 to provide for moving the accounts sold to phone lines owned by the purchaser. All but $117,700 of these accruals have been used as of December 31, 2000. This remaining amount will be used for additional costs to be incurred in 2001 for transfer of accounts.

7.    LONG-TERM NOTES PAYABLE

      As of December 31, 2000 SAI had a line of credit with FINOVA Capital Corporation ("FINOVA"). There is $16,351,960 outstanding on this line of credit which bore interest at a variable rate of prime (9.5% at year-end) plus 0.75%. The loan was repaid in full in January 2001.

      Long-term debt consisted of the following notes payable:


                                                         DECEMBER 31
                                                ----------------------------
                                                    1999            2000
                                                ------------    ------------
Note payable                                    $ 12,314,460    $ 16,351,960
Note payable in connection with sale of owned
    subscriber accounts                            1,800,000       1,800,000
Notes payable to alarm dealers                       162,998            --
Other                                                 10,354            --
                                                ------------    ------------
         Total long-term debt                     14,287,812      18,151,960

Current maturities                                (1,973,352)     (2,249,679)
                                                ------------    ------------
                                                $ 12,314,460    $ 15,902,281
                                                ============    ============



      Subsequent to year-end, the Company refinanced its long-term debt. The Company's outstanding debt was increased to $24,540,000, which includes an original issue discount of $2,309,600 that will be amortized over the life of the debt. The debt, which is secured by eligible accounts receivable and the related monitoring contracts of the Company, is comprised of a senior note of $18,700,000 at 10.5% interest and a junior note of $5,840,000 at an interest rate of 12.5%. The note agreement requires the Company to comply with covenants regarding collateral coverage, aggregate cash collections and recurring monthly revenue. Management believes the Company will be in compliance with these covenants throughout 2001. The debt, as refinanced, matures as follows:

                During the Year Ended
                  December 31-
                      2001                              $    881,000
                      2002                                 2,230,000
                      2003                                 3,491,000
                      2004                                 4,844,000
                      2005                                 6,364,000
                      2006                                 6,730,000
                                                         -----------
                                                         $24,540,000
                                                         ===========


8.    EMPLOYEE BENEFIT PLAN

      In April 1997, the Company adopted a 401(k) plan. Effective June 1, 1997, employees were enrolled subject to the eligibility requirements of the plan. The Company matches participant contributions up to 50% of the first 4% of each participant's compensation that is contributed to the plan. Company contributions to the plan in 1998, 1999 and 2000 were approximately $24,200, $85,000 and $83,400, respectively.

      On April 1, 1999, SAI adopted an employee stock purchase plan to provide employees an opportunity to purchase shares of its common stock through payroll deductions. Under this plan, eligible employees may purchase shares of SAI common stock at 85% of their market value on April 1, 1999. Individual purchases of stock may not exceed $25,000 in fair market value annually (determined at the time of grant). Employees in the plan as of April 1, 1999, will be entitled to receive their shares on July 1, 2001. Total shares committed, based on employees currently in the plan, are approximately 100,000.

9.    LEGAL PROCEEDINGS

      During September, 1999, a Writ of Summons was issued against a number of companies, including SAI North Central, a wholly owned subsidiary of the Company. The case involves damages resulting from a fire at the First Evangelical Lutheran Church. In June 2000, a complaint was filed asserting that SAI North Central was liable for the damage to the church based on the theory that the installing dealer was acting as SAI North Central's agent. Damages sought exceed $4.0 million. SAI believes it has no liability in this matter and will vigorously defend its position.

      On March 1, 2001, an amended Complaint was filed against a number of companies including Emergency Response Center (an assumed name of one of the Company's subsidiaries). The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1.0 million. SAI believes it has no liability in this matter and will vigorously defend its position.

      From time to time, SAI experiences routine litigation in the normal course of its business. The management of the Company does not believe that any pending litigation will have a material adverse affect on the financial condition or results of operations of the Company.

10.   STOCK OPTIONS AND WARRANTS

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

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for options and warrants issued to employees and directors. Accordingly, no compensation cost has been recognized for stock options and warrants granted to those individuals.

      In January 2000 SAI issued options to purchase 840,000 shares of common stock to its officers and directors under a stock option plan pending approval by its stockholders. Options to purchase these shares have an exercise price of $2.75 per share, vest over a two year period and expire 6 years from the date of grant except for 75,000 options to three outside directors which vest immediately. Additional options to purchase 100,000 shares at an exercise price of $2.88 per share were issued to new officers of SAI and 123,000 options to purchase shares at an exercise price of $3.13 per share were issued to key employees. These options expire 6 years from the date of grant and vest over a three year period. The options are valued at $1.62, $1.71 and $1.85 per share, respectively, under the Black-Scholes option pricing model.

      In May 2000, SAI issued options to purchase 150,000 shares of common stock at an exercise price of $3.625 per share to a director in return for his services as a broker. These options vested immediately. The aggregate value of the options ($56,000) will be capitalized as part of the purchase price in SAI's merger with KC Acquisition. The options were exercised in June 2000. On July 8, 1999, the Company issued options to purchase 1,580,000 shares of common stock to its officers and directors under a stock option plan approved by the shareholders. Options to purchase 790,000 of these shares have an exercise price of $4.50 per share and the remaining options have an exercise price of $6.00 per share. All options expire six years from the date of grant and vest over a three-year period. Had compensation costs for the stock options and warrants issued to directors and employees been determined based on the fair value at their grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                           DECEMBER 31
                          -----------------------------------------------
                               1998              1999            2000
                          -------------    -------------    -------------
Net loss-
    As reported           $  (6,797,973)   $  (4,046,635)   $  (5,752,424)
    Pro forma                (6,363,889)      (5,887,335)      (7,472,495)
Primary loss per share-
    As reported                   (1.06)            (.59)            (.77)
    Pro forma                     (1.00)            (.85)           (1.00)
                          =============    =============    ==============

      The Company also issues warrants and stock to dealers under its dealer incentive program. The stock and warrants issued under this program vest 25% upon issuance and 25% on each of the first three anniversary dates after issuance. The number of shares and warrants issued under this program at December 31, 1999 and 2000, were 548,802 and 644,684, respectively. The amount charged to expense related to stock and warrants issued under this program was $255,282 and $302,352 during 1999 and 2000, respectively. The share value was determined based on the market price of the Company's stock on the date of issuance.

      The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; risk-free interest rates between 4.53% and 6.65%; zero dividend yield; expected lives through the expiration dates; and volatility between 54.21% and 72.30%.

      The following summarizes the stock options and warrants for common stock as of December 31, 1998, 1999 and 2000, and the changes during the years then ended:


                              1998                  1999                     2000
                      --------------------  ---------------------   ---------------------
                                 WEIGHTED               WEIGHTED                WEIGHTED
                                 AVERAGE                AVERAGE                 AVERAGE
                                 EXERCISE               EXERCISE                EXERCISE
                       SHARES     PRICE       SHARES     PRICE       SHARES      PRICE
                      -------   ---------   ---------   ---------   ---------  ----------
Beginning of year     480,223   $    1.76     418,827   $    3.53   1,908,827   $    5.18

    Granted           181,104        6.00   1,580,000        5.25   1,213,000        2.91
    Exercised         207,500        1.18      90,000        1.07     322,222        2.81
    Canceled           35,000        6.00        --          --        43,000        3.05
                      -------   ---------   ---------   ---------   ---------   ---------
End of year           418,827   $    3.53   1,908,827   $    5.18   2,756,605   $    4.70
                      =======   =========   =========   =========   =========   =========

Exercisable at
    end of year       252,999                 268,275                 702,996
                      =======               =========               =========



      The future expiration of the common stock options is as follows:


                                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                              ------------------------       ------------------------
                                                              WEIGHTED                      WEIGHTED
                                                NUMBER        AVERAGE          NUMBER       AVERAGE
                                                  OF          EXERCISE          OF          EXERCISE
                                                SHARES         PRICE           SHARES        PRICE
                                              ---------      ---------       --------       ----------
          As of December 31-
                2002                            156,104        $6.00          125,828        $6.00
                2003                             22,723         4.14           22,723         4.14
                2004                             25,000         6.00           25,000         6.00
                2005                          1,532,778         5.27          479,445         4.50
                2006                          1,020,000         2.80           50,000         2.75
                                              ---------        -----          -------        -----
                                              2,756,605        $4.70          702,996        $4.69
                                              =========        =====          =======        =====

      The Company has granted stock options and warrants to purchase shares of convertible preferred stock which mirror certain of the Common Stock options and warrants listed above and are only exercisable upon exercise of the respective Common Stock options and warrants.

      The following summarizes the stock options and warrants for convertible preferred stock as of December 31, 1998, 1999 and 2000, and the changes during the years then ended:


                             1998                   1999                    2000
                      ------------------   ----------------------   --------------------
                               WEIGHTED                 WEIGHTED                WEIGHTED
                                AVERAGE                  AVERAGE                 AVERAGE
                                EXERCISE                EXERCISE                EXERCISE
                      SHARES     PRICE     SHARES         PRICE      SHARES       PRICE
                      ------   ---------   ------      ---------    -------    ---------
Beginning of year     4,302     $130.46    2,227        $137.79      1,327       $153.80

    Granted            --          --       --             --         --            --
    Exercised         2,075      118.07      900         106.94      1,000        125.00
    Canceled           --          --       --             --          250        300.00
                      -----     -------    -----        -------      -----       -------
End of year           2,227     $137.79    1,327        $153.80         77       $ 53.16
                      =====     =======    =====        =======      =====       =======

11.   SEGMENT INFORMATION

      Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain financial information in a similar manner as reported to the chief operating decision makers of the Company for the purposes of evaluating performance and allocating resources to the various operating segments. The Company sold its owned accounts on June 30, 1999. Prior to that, the Company identified two operating segments, based upon the types of customers served. The Company now exclusively provides monitoring to dealers in its central station operation.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss before interest and income taxes and operating cash flows as defined by operating income or loss plus depreciation and amortization. The Company did not separately identify interest expense for its operating segments. Intersegment sales and transfers are immaterial and therefore not disclosed below. The Company also did not allocate corporate, general and administrative and payroll expense to its operating segments.

      Financial data by operating segment together with the items necessary to reconcile these amounts to the consolidated financial statements are shown below for the years ended December 31, 1998 and 1999 for comparative purposes:


                                         OWNED          CENTRAL     CORPORATE AND
                                        ACCOUNTS        STATION      INTERCOMPANY    CONSOLIDATED
                                      ------------    ------------  -------------    ------------
Year ended December 31, 1998-
    Revenues                          $  6,942,036    $ 14,667,212   $ (1,405,398)   $ 20,203,850
    Selling, marketing and business
       development expenses                   --              --        1,614,007       1,614,007
    Depreciation and amortization        4,292,171       1,996,318           --         6,288,489
    Operating income (loss)             (1,074,121)      1,684,500     (4,016,675)     (3,406,296)
    Total assets                        20,174,732      27,351,018           --        47,525,750
    Capital expenditures                   281,360       1,358,298        113,202       1,752,860
                                      ============    ============   ============    ============

Year ended December 31, 1999-
    Revenues                          $  3,720,169    $ 19,768,281   $   (799,318)   $ 22,689,132
    Selling, marketing and business
       development expenses                   --           851,125      1,608,720       2,459,845
    Depreciation and amortization        2,319,183       3,331,253         63,454       5,713,890
    Operating income (loss)               (338,779)      1,063,340     (3,655,786)     (2,931,225)
    Total assets                              --        31,688,384      1,652,266      33,340,650
    Capital expenditures                      --         1,527,455        102,029       1,629,484
                                      ============    ============   ============    ============


      The Company is currently providing services to customers only within the United States and all long-lived assets are located in the United States. No single customer accounted for more than 10% of the Company's revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT OF THE REGISTRANT


     NAME                        AGE     POSITION
     Ronald I. Davis              62     Chairman of the Board and Director
     James S. Brannen             62     President, Chief Executive Officer,
                                         Chief Financial Officer and Director
     Thomas J. Salvatore          33     Director
     Michael B. Jones             49     Director
     Douglas Oberlander           51     Director
     Ronald J. Carr               49     Senior Vice President
     Stephen Rubin                54     Senior Vice President
     Howard Schickler             53     General Counsel, Senior Vice President,
                                         Secretary
     Karen B. Daniels             46     Vice President
     James N. Jennings            33     Vice President, Corporate Counsel and
                                         Assistant Secretary
     Glenn D. Seaburg             41     Vice President

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

         JAMES S. BRANNEN is one of our founders and has been a director and our President since October 1990, and our Chief Executive Officer since 1993 and was appointed our Chief Financial Officer in April 2001. He was a self-employed consultant in the alarm industry from February 1988 to October 1990. From 1962 until 1987, Mr. Brannen was employed by the First National Bank of Chicago where he served as a senior vice president in the commercial banking department. In that capacity, he managed, among others, the commercial areas of the bank responsible for lending to the cable television and paging industries. In addition, he managed the secured lending activity and was responsible for organizing and managing the bank's first workout lending activity. Mr. Brannen earned an A.B. degree from Dartmouth College and a MBA degree from Northwestern University.

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

         Based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to us pursuant to 16a-3(e), during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, there are no directors, officers or beneficial owners of more than 10% of any class of equity securities that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 30, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 30, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to April 30, 2001.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statements and Schedules

     (1) Financial Statements. Our financial statements, together with the Report of Independent Accountants, are set forth in Part II, Item 7 on pages F-1 through F-21 of this report.

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

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2000.

         There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SECURITY ASSOCIATES INTERNATIONAL, INC.



April 16, 2001                          By: /s/ James S. Brannen
                                           -------------------------------------
                                           James S. Brannen,
                                           President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                                     DATE
         ---------                            -----                                     ----
/s/ James S. Brannen               President (Principal Executive Officer) Chief    April 16, 2001
------------------------           financial Officer (Principal Accounting
James S. Brannen                   Officer) and Director


/s/ Ronald I. Davis                Director                                         April 16, 2001
------------------------
Ronald I. Davis

/s/ Thomas J. Salvatore            Director                                         April 16, 2001
------------------------
Thomas J. Salvatore

/s/ Douglas Oberlander             Director                                         April 13, 2001
------------------------
Douglas Oberlander

/s/ Michael B. Jones               Director                                         April 16, 2001
------------------------
Michael B. Jones

                                INDEX TO EXHIBITS


 EXHIBIT
   NO.                          DESCRIPTION
 --------                       -----------

     3.1    Amended and Restated Certificate of Incorporation of the Company(1)
     3.1a   Certificate of Amendment of Certificate of Incorporation, As
            Amended.(8)
     3.2    By-Laws of the Company.(1)
     3.2b Amended and Restated By-laws of Security Associates International, Inc. as of 9/27/99.(10)
     3.3 Certificate of Designations, Rights, Preferences and Limitations of 12% Redeemable Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(1)
     3.4 Certificate of Designations, Rights, Preferences and Limitations of Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(1)
     3.5 Amendment to Certificate of Designations, Rights, Preferences and Limitations of 12% Redeemable Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(6)
     3.6 Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(9)
     3.7 Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.
     3.8 Certificate of Designations, Rights, Preferences and Limitations of Series D Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.
     4.1    Specimen Common Stock certificate.(1)
     10.1 Employment Agreement between Registrant and James S. Brannen dated August 29, 1996.(1)
     10.2 Employment Agreement between Registrant and Ronald I. Davis dated August 29, 1996.(1)
     10.3 Employment Agreement between Registrant and Stephen Rubin dated August 30, 1996.(1)
     10.4 Adoption Agreement for the Datair Mass-Submitter Prototype Standardized Cash or Deferred Profit Sharing Plan & Trust.(1)
     10.5   Supplemental Employees' Retirement Plan.(1)
     10.6 Purchase of Stock of Winnetka Investors, Inc. by Registrant dated September 5, 1996.(1)
     10.7 Purchase of Stock of MCAP Investors, Inc. by Registrant dated September 5, 1996.(1)
     10.8 Common Stock Subscription and Purchase Agreement between Registrant and TJS Partners, L.P., dated September 5, 1996.(1)
     10.9 Amendment to Common Stock Subscription and Purchase Agreement between Registrant and TJS Partners, L.P., dated December 31, 1996.(1)
     10.10 Purchase of Membership Interests of Limited Liability Agreements between Registrant and Intec Company, Inc. dated September 5, 1996.(1)
     10.11 Asset Purchase Agreement between Registrant and AMJ Central Station Corporation dated December 19, 1996.(1)
     10.12 Asset Purchase Agreement between All-Security Monitoring Services, L.L.C. and Northern Central Station, Inc. dated February 25, 1997.(1)
     10.13 Loan Agreement among Registrant, Security Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA Capital Corporation dated December 31, 1996.(1)
     10.14 Amendment to Loan Instruments among Registrant, Security Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C. and FINOVA Capital Corporation dated February 28, 1997.(1)
     10.15 Lease Agreement between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated November 21, 1995.(1)
     10.16 Amendment to Lease Agreement between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated December 9, 1996.(1)
     10.17 Lease between Intec Company, Inc. and Security Associates Command Center II, L.L.C. dated September 4, 1996.(1)
     10.18 Sublease Agreement between William Jackson and Elizabeth Jackson and Registrant dated December 29, 1996.(1)
     10.19 First Amendment to Lease between William Jackson and Elizabeth Jackson and Registrant dated February 7, 1997.(1)
     10.20 Subordinated Loan Agreement between Registrant and TJS Partners, L.P.(1)
     10.21 Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated September 5, 1996.(1)
     10.22 Amended Standby Option and Warrant Agreement between Registrant and TJS Partners, Ltd. dated December 31, 1996.(1)
     10.23  Warrant dated December 31, 1996 issued to TJS Partners, Ltd.(1)
     10.24  Form of Warrant.(1)
     10.25  Echo Star Joint Venture Agreement.(2)
     10.26 Amended and Restated Loan Agreement among Security Associates International, Inc., Security Associates Command Center II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring Services, L.L.C., AMJ Central Station Corporation, Inc., Telecommunications Associates Group, Inc. and FINOVA Capital Corporation dated December 2, 1997.(4)
     10.27 Second Amendment to Lease between American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated December 10, 1997.(4)
     10.28 Koll Business Center Lease dated May 16, 1996 between Telecommunications Associates Group, Inc. and TR Brell Austin Corp.
            (4)
     10.29 Lease between Indian Hill Properties, Inc. and Telecommunications Associates Group, Inc. dated November 24, 1997.(4)

     10.30 Stock Purchase Agreement between Security Associates International, Inc. as purchaser and Robert Ambros as seller dated November 21, 1997.(3)
     10.31 $500,000 Promissory Note dated December 8, 1997 from Alarm Funding Corporation to TJS Partners, L.P.(4)
     10.32 Subordinated Loan Agreement dated November 14, 1997 between Alarm Funding Corporation and TJS Partners, L.P.(4)
     10.33 Amended Subordinated Loan Agreement dated January 30, 1998 between Security Associates International, Inc. and TJS Partners, L.P.(4)
     10.34 $5,000,000 Promissory Note dated December 31, 1996 from Security Associates International, Inc. to TJS Partners, L.P.(4)
     10.35 Standard Hardware Purchase and Software License Agreement, between Monitoring Automation Systems and Security Associates International, Inc. dated September 21, 1998.(6)
     10.36  Form of Association Agreement.(6)
     10.37  Security Associates International, Inc. Stock Option Plan.(6)
     10.38 Security Associates International, Inc. Employee Stock Purchase Plan.(6)
     10.39  Allonge.(6)
     10.40 Third amendment to Loan Instruments between Security Associates International, Inc., All-Security Monitoring Services, L.L.C., AMJ Central Station Corporation, Telecommunications Associates Group, Inc., Texas Security Central, Inc. and Reliance Protection Services, Ltd. And FINOVA Capital Corporation.(6)
     10.41 Stock Purchase Agreement between Security Associates International, Inc. and the Willis Tate, Jr. Charitable Remainder Unitrust for Southern Methodist University, Ray Hooker and Willis Tate, Jr. dated June 17, 1998.(5)
     10.42 Asset Purchase Agreement between Security Associates International, Inc., as Seller and Security Alarm Financing Enterprises, Inc, as Purchaser, dated June 30, 1999.(9)
     10.43 Second Amendment to Security Associates International, Inc. Common Stock Subscription and Purchase Agreement Dated as of September 5, 1996 between TJS Partners, L.P. and Security Associates International, Inc. dated September 30, 1999.(10)
     10.44 Second Amended and Restated Loan Agreement among Security Associates International, Inc., FINOVA Capital Corporation and State Street Bank and Trust Company dated September 30, 1999.(10)
     10.45 Stock Purchase Agreement among Security Associates International, Inc. and Herbert Warrick, Ramona Warrick and Russell VanDevanter dated November 5, 1999.(11)
     10.46 Second Amendment to Loan Instruments among Security Associates International, Inc., FINOVA Capital Corporation and Citizens' Bank of Massachusetts dated March 10, 2000.(12)
     10.47 Plan and Agreement of Merger among Security Associates International, Inc., King Central Acquisition Corp., KC Acquisition Corp., Mr. Thomas Few Sr. and Mr. Timothy McGinn dated May 2, 2000.
     10.48 Amendment to Plan and Agreement of Merger among Security Associates International, Inc., King Central Acquisition Corp., KC Acquisition Corp., Mr. Thomas Few Sr. and Mr. Timothy McGinn dated March 15, 2001.
     10.49 Monitoring Receivable Financing Agreement by and among McGinn, Smith Acceptance Corp. and SAI Funding Corporation and Security Associates International, Inc. as Collection Agent dated January 16, 2001.
     10.50 Purchase and Contribution Agreement among Security Associates International, Inc., SAI Northwest Command Center - Seattle, Inc., SAI Southwest Command Centers, Inc., and SAI North Central Command Center, Inc., as Sellers and SAI Funding Corporation as Purchaser dated January 16, 2001.
     10.51 Lease Agreement between LaSalle Bank National Association, Successor Trustee to American National Bank and Trust Company of Chicago as Trustee under Trust No. 59948 and Registrant dated August 12, 2000.
     10.52  Investment Agreement.
     21.1   Subsidiaries of Registrant.

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

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                      (FOR EACH INCOME STATEMENT PRESENTED)

                                                                     Additions
                                        -----------------------------------------------------------
                                         Balance at                       Charged to                     Balance at
                                        Beginning of     Charged to         Other                          End of
           Description                     Period          Expense         Accounts      Deductions        Period
---------------------------------       ------------     ----------       ----------     ----------      ----------
Allowances deducted from related
accounts receivable balance sheet
accounts of Security Associates
International, Inc.
Year ended December 31, 1998               495,000         248,000         340,000        (346,000)        737,000
Year ended December 31, 1999               737,000         190,000         220,000        (648,000)        499,000
Year ended December 31, 2000               499,000         392,700             -          (577,000)        294,700
                                        ------------     ----------       ----------     ----------      ----------