Form 10-Q
period 2001-03-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2001-05-15
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 2001

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


                 2101 South Arlington Heights Road, Suite 150,
                     Arlington Heights, Illinois 60005-4142
          (Address of principal executive office, including zip code)

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

As of May 11, 2001 the Registrant had outstanding 7,767,115 shares of its $.001 par value common stock.

                     Security Associates International, Inc.

                          Quarter Ended March 31, 2001



                                      INDEX


Part I - FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
Item 1            Financial Statements...............................................................3

                  Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000..............................................................3

                  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000......................................................4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000......................................................5

                  Notes to Financial Statements......................................................6


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................7

Part II - OTHER INFORMATION

Item 1            Legal Proceedings.................................................................10

Item 2            Changes in Securities.............................................................10

Item 3            Defaults Upon Senior Securities...................................................11

Item 4            Submission of Matters to a Vote of Security Holders...............................11

Item 5            Other Information.................................................................11

Item 6            Exhibits and Reports on Form 8-K..................................................11


SIGNATURES .........................................................................................12

PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             (unaudited)
                                                           MARCH 31, 2001   DECEMBER 31, 2000
ASSETS
Current Assets:
Cash                                                        $  1,072,641       $     53,115
Accounts Receivable, net                                       2,333,493          2,629,203
Other Current Assets                                           1,220,812            857,632
                                                            -------------------------------
           Total Current Assets                                4,626,946          3,539,950
                                                            -------------------------------

FIXED ASSETS, net                                              5,054,141          5,063,483
Goodwill                                                      22,711,585         23,420,768
Notes Receivable from KC Acquisition Corp.                       650,000               --
Other Assets, net                                              2,583,367            481,257
                                                            -------------------------------
            Total Other Assets                                30,999,093         28,965,508
                                                            -------------------------------
TOTAL ASSETS                                                $ 35,626,039       $ 32,505,458
                                                            ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                            $  1,055,980       $  2,387,919
Current Maturities of Long - Term Notes Payable                2,969,806          2,249,679
Accrued Interest                                                 457,192            225,312
Accrued Expenses                                               1,100,987          1,216,441
Unearned Revenue                                                 261,494            255,868
                                                            -------------------------------
           Total Current Liabilities                           5,845,459          6,335,219
                                                            -------------------------------
NOTES PAYABLE, net of Current Maturities                      21,659,412         15,902,281
                                                            -------------------------------
           Total Liabilities                                  27,504,871         22,237,500
                                                            -------------------------------
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $10 Par Value;
137,686 Shares Authorized, 137,359 Shares Outstanding          1,373,590          1,373,590

Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 7,767,636 and 7,744,467 Shares Outstanding on
March 31, 2001 and December 31, 2000, respectively                 7,768              7,744
Warrants, net                                                    175,365            162,630
Additional Paid-In Capital                                    36,830,841         36,748,414
Retained Deficit                                             (30,266,396)       (28,024,420)
                                                            -------------------------------
     Total Stockholders' Equity                             $  8,121,168       $ 10,267,958
                                                            -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 35,626,039       $ 32,505,458
                                                            ===============================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       (UNAUDITED)            (UNAUDITED)
                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                     MARCH 31, 2001          MARCH 31, 2000


Net Revenue                            $ 5,380,192            $ 5,687,508
Operating Unit Expense                   4,130,759              4,220,075
                                       -----------           ------------
      Operating Unit Margin              1,249,433              1,467,433
                                       -----------           ------------
Amortization and Depreciation            1,073,732              1,206,935
General and Administrative                 645,117                530,959
Sales and Marketing                        675,606                658,346
                                       -----------           ------------
      Total Expenses                     2,394,455              2,396,240
                                       -----------           ------------
      Loss From Operations              (1,145,022)              (928,807)
                                       -----------           ------------
Interest Expense, net                   (1,096,954)              (350,635)
                                       -----------           ------------
      Loss Before Taxes                 (2,241,976)            (1,279,439)

PROVISION FOR INCOME TAXES                      --                     --
                                       -----------           ------------
      Net Loss to
      Common Stockholders              $(2,241,976)           $(1,279,439)
                                       -----------           ------------
NET LOSS PER SHARE                     $      (.29)           $      (.18)
                                       ===========           ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                7,743,997              7,149,123
                                       ===========           ============


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                  (UNAUDITED)      (UNAUDITED)
                                                                  THREE MONTHS    THREE MONTHS
                                                                      ENDED           ENDED
                                                                  MARCH 31, 2001  MARCH 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                      $ (2,241,976)   $ (1,279,439)
Adjustments to Reconcile Net Loss to Net Cash Used
  for Operating Activities-
    Amortization and Depreciation                                    1,073,732       1,206,935
    Original Issue Discount Amortization                                64,433            --
    Issuance of Common Stock for Services                               22,769          54,668
    Warrants and Stock Issued Under Dealer Stock Incentive Plan         72,417          50,206
    Changes in Assets and Liabilities-
      Accounts Receivable, net                                         295,710        (239,934)
      Other Current Assets                                            (113,180)         22,540
      Other Long - Term Assets                                            --            (6,161)
      Accounts Payable                                              (1,331,939)        384,208
      Accrued Expenses                                                (115,454)       (372,578)
      Accrued Interest                                                 231,880          43,887
      Unearned Revenue                                                   5,626        (184,927)
                                                                  ----------------------------
         Net Cash Used in Operating Activities                      (2,035,982)       (320,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                            (355,207)       (189,306)
  Note Receivable from KC Acquisition Corp.                           (650,000)           --
  Advance to KC Acquisition Corp.                                     (250,000)           --
  Cash Paid for Acquisitions, net                                         --           (77,784)
                                                                  ----------------------------
         Net Cash Used in Investing Activities                      (1,255,207)       (267,090)
                                                                  ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Write-off of FINOVA Financing Expenses                               456,257            --
  Debt Issuance Deposit                                               (500,000)           --
  Original Issue Discount Paid                                      (2,122,800)           --
  Payment of Notes Payable                                         (16,375,542)        (64,996)
  Proceeds From Notes Payable                                       22,852,800         525,000
                                                                  ----------------------------
         Net Cash Provided by Financing Activities                   4,310,715         460,004

INCREASE (DECREASE) IN CASH                                          1,019,526        (127,681)
CASH, Beginning of Period                                               53,115         631,521
                                                                  ----------------------------
CASH, End of Period                                               $  1,072,641    $    503,840
                                                                  ============================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.  BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included. As outlined in our Annual Report on Form 10-KSB, we have incurred losses from operations and have recorded amounts payable related to the 1999 sale of our retail subscriber accounts which, in the opinion of our auditors, together raise substantial doubt about our ability to continue as a going concern.

         The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

         We incurred an operating loss and a net use of cash from operating activities during the first quarter. Net cash used in operating activities totaled $2,035,982. We believe that cash flows from operations will continue to be negative into the third quarter, at which point our consolidation efforts should result in positive operating cash flow. We also used cash for investing activities totaling $1,255,207 during the quarter to purchase fixed assets, enter into notes receivable from KC Acquisition Corp. and make an advance to KC Acquisition Corp. In certain circumstances the advance may not be repaid. Cash provided by financing activities was $4,310,715.

         During the first quarter we entered into a new financing agreement with McGinn, Smith Acceptance Corporation. The agreement is designed to provide total financing (net of original issue discounts, fees and a mandatory debt service reserve) of approximately $22.0 million. At March 31, 2001 we had received net financing of approximately $20.2 million of which $16.4 million was used to settle all outstanding notes payable to FINOVA Capital Corporation. We also accelerated the amortization of the loan origination fees of $456,257 associated with the FINOVA indebtedness.

NOTE 2.  STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the three months ended March 31, 2001 and 2000, includes the following:

                                                           2001        2000
                                                           ------      ----

Supplemental schedule of cash flow information
         Cash paid during the period for interest       $ 365,688    $ 329,893

NOTE 3.  EARNINGS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 4.  SEGMENT REPORTING

         Due to the sale of our retail account portfolio in June 1999, we operate as a single segment.

NOTE 5.  STOCK AND OPTIONS ISSUED

         SAI issued 27,689 shares of common stock during the first quarter of 2001. SAI also cancelled 4,500 shares of common stock that were previously issued to an alarm dealer under our Dealer Partner Program. Of the 27,689 shares issued, 15,179 shares were issued as 2000 performance awards to employees under SAI's Management Incentive Plan and 12,510 shares were issued to alarm dealers under out Dealer Partner Program. SAI did not receive any cash in exchange for these shares.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         For the three months ended March 31, 2001, revenues were $5,380,192 compared to $5,687,508 for the same period in the prior year, a decrease of 5.4%. The decline in revenue was primarily the result of a decrease in the number of accounts monitored in our central stations. The decrease in the volume of accounts monitored represented $288,934 or 94.0% of the $307,316 decline in revenue. The remainder of the period-to-period decline totaled $18,382 and was a result of slightly lower average revenue per account. During the twelve months ended December 31, 2000, we experienced a 5% reduction in the number of accounts monitored in our central stations. During the three months ended March 31, 2001, we reduced that attrition rate to less than one-half of one percent.

         Operating unit expenses decreased from $4,220,075 to $4,130,759 or 2.1% during the three-month period ended March 31, 2001. We are continuing our central station consolidation effort which is designed to increase operating margins by increasing the average number of accounts monitored by our central stations. The 2.1% or $89,316 decline in operating expenses is directly attributable to that effort, with an actual reduction in direct payroll and facility expenses totaling $194,803. This improvement was partially offset by a $105,487 increase in bad debt expense. Approximately one-half of the increase in bad debt expense resulted from credits granted to certain alarm dealers, with the remainder of the bad debt expense resulting from alarm dealers leaving our central stations. We believe these credits are a one-time event related directly to our consolidation efforts.

         General and administrative expenses for the three months ended March 31, 2001, increased by $114,158 or 21.5% compared with the same period last year. The increase was primarily attributable to an increase in professional fees, which included legal expenses related to documenting our refinancing with McGinn, Smith Acceptance Corporation, and consulting fees related to our consolidation/optimization efforts.

         Selling and Marketing expenses increased by $17,260.

         Amortization and depreciation expenses decreased from $1,206,935 during the first quarter of last year to $1,073,732 this year.

         Interest expense increased from $350,632 in the first quarter of 2000 to $1,096,954 in the first quarter of 2001 due to an increase in debt of $9,989,758, the write-off of the FINOVA Capital Corporation financing expense $(456,257) and original issue discount amortization with respect to our new financing with McGinn, Smith Acceptance Corporation $(64,433). As of March 31, 2001, we had total debt of $24,629,218 compared to total debt of $14,639,460 as of March 31, 2000.

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

         We incurred an operating loss and a net use of cash from operating activities during the first quarter. Net cash used in operating activities totaled $2,035,982. We believe that cash flow from operations will continue to be negative into the third quarter, at which point our consolidation efforts should result in positive operating cash flow.

         Our company experienced a $1,019,526 increase in our cash balance during the three months ended March 31, 2001. Cash used in operating activities totaled $2,035,982. We also used cash for investing activities totaling $1,255,207 during the quarter to purchase fixed assets, enter into a note receivable from KC Acquisition Corp. and make an advance to KC Acquisition Corp. Cash provided by financing activities was $4,310,715.

         During January we entered into a financing agreement with McGinn, Smith Acceptance Corporation. The agreement was designed to provide total financing of $24,840,000 of which we realized cash proceeds of $22,000,000, net of a debt service reserve of $500,000 and original issue discount of $2,340,000. At March 31, 2001 we had received net financing of approximately $20,200,000 of which $16,400,000 was used to settle all outstanding notes payable to FINOVA Capital Corporation. As a result of the agreement our debt increased $6,477,258 during the quarter. As of April 30, 2001 we had completed the funding. We believe the amounts provided by improved cash flows from operations and financing through the agreement with McGinn, Smith Acceptance Corporation will be adequate to meet our needs during 2001.

         On June 30, 1999, we sold our portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises (SAFE) for $22.8 million. At that time we also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million bearing 8% interest was to have been deemed paid in full. As of March 31, 2001, $252,000 of interest has been accrued under the note, if it is determined that the note is payable in full. A dispute has arisen as to: (1) whether we have fulfilled our obligations under the agreement and (2) whether SAFE met all of its contractual commitments. We continue to negotiate with SAFE in regard to these matters, which may lead to either settlement or mandatory arbitration. We believe we will prevail on the merits of our arguments. In the event that there is an unfavorable outcome we may need to seek additional resources to satisfy any amounts ultimately found to be due.

         We have entered into a definitive merger agreement with KC Acquisition Corp. We have not yet closed the merger as we are currently exploring financing alternatives. It was believed that the cash portion of the purchase price would be provided by the sale of equities to SecurityVillage.com. We continue to negotiate this purchase with an affiliated company of SecurityVillage.com. Management is exploring alternatives for financing the KC Acquisition Corp. transaction. KC Acquisition Corp. currently has a negative monthly cash flow after meeting its debt service obligations.

         The consideration for this transaction currently includes $6,500,000 in cash, the equivalent of 4,500,000 shares of our common stock and the assumption of approximately $36,000,000 of debt We have also agreed to issue 300,000 shares of our common stock in exchange for a note with a principal amount of $1,500,000 issued by Monital Signal Corporation to SecurityVillage.com. During the first quarter of 2001, we advanced approximately $900,000 to KC Acquisition Corp. During the second quarter of 2001, we advanced an additional $250,000 to KC Acquisition Corp. In the event that the acquisition does not occur as planned, a significant portion of the advances will be forgiven.

         We are also negotiating the purchase of certain technology assets of SecurityVillage.com. for a purchase price of 185,000 shares of our common stock and the assumption of certain of its liabilities

INFLATION

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

         Item 2.  Changes in Securities and Use of Proceeds.

         We issued the following securities under our Registration Statement on Form S-1 File No. 333-33356, declared effective April 11, 2000.

         On March 15, 2001, we issued 12,510 shares of common stock to an alarm dealer under our Dealer Partner Program.

         We do not receive cash from dealers for common stock issued to them in connection with our Dealer Partner Program.

         On March 15, 2001, we issued an aggregate of 15,179 shares of common stock to nine key employees pursuant to our Management Incentive Program, under our Registration Statement on Form S-8, file No. 333-77897, declared effective May 6, 1999.

         During the first quarter of 2001 we issued no securities that were not registered under the Securities Act.

         Item 3.  Defaults Upon Senior Securities.

         A dispute has arisen regarding a note issued by us to Security Alarm Financing Enterprises, Inc. ("SAFE"). SAFE has asserted that the note is due and that we are in default for non-payment. We believe that SAFE has defaulted in their related obligations to us and therefore we are not in default. We are currently negotiating with SAFE to resolve all of the issues surrounding this note. Our agreement with SAFE provides for mandatory arbitration in the event of a dispute. The negotiation and/or arbitration will determine what, if any, amounts are due to SAFE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were presented to our stockholders for a vote during the first quarter of 2001.

         Item 5.  Other Information.

         None.

         Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Security Associates International, Inc.

Date:    May 12, 2001                 By: /s/ James S. Brannen
                                          James S. Brannen
                                          President and Chief Executive Officer