Form 10QSB
period 2001-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2001-08-17
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         For the quarterly period ended
                                  June 30, 2001

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

YES  [X]      NO  [ ]

As of August 14, 2001 the Registrant had outstanding 9,166,385 shares of its $.001 par value common stock.

                     Security Associates International, Inc.

                           Quarter Ended June 30, 2001



                                      INDEX

Part I - FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
Item 1            Financial Statements..................................................................3

                  Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000.................................................................3

                  Consolidated Statements of Operations for the three months and the six months ended June 30, 2001 and 2000..........................................................4

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000..............................................................................5

                  Notes to Financial Statements.........................................................6

Item 2            Management's Discussion and Analysis or Plan of Operation.............................7

Part II - OTHER INFORMATION

Item 1            Legal Proceedings....................................................................11

Item 2            Changes in Securities and Use of Proceeds............................................12

Item 3            Defaults Upon Senior Securities......................................................12

Item 4            Submission of Matters to a Vote of Security Holders..................................12

Item 5            Other Information....................................................................13

Item 6            Exhibits and Reports on Form 8-K.....................................................13


SIGNATURES        .................................................................................... 14

PART I - FINANCIAL INFORMATION

       Item 1.     Financial Statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 (unaudited)
ASSETS                                                          JUNE 30, 2001   DECEMBER 31, 2000
CURRENT ASSETS:
Cash                                                             $    534,584       $     53,115
Restricted Cash                                                       315,000               --
Accounts Receivable, net                                            2,407,283          2,629,203
Other Current Assets                                                  595,135            857,632
                                                                 ------------       ------------
           Total Current Assets                                     3,852,002          3,539,950
                                                                 ------------       ------------
FIXED ASSETS, net                                                   4,966,501          5,063,483
Goodwill, net                                                      22,055,867         23,420,768
Notes Receivable                                                      667,504               --
Other Assets, net                                                   2,466,367            481,257
                                                                 ------------       ------------
           Total Other Assets                                      30,156,239         28,965,508
                                                                 ------------       ------------
           TOTAL ASSETS                                          $ 34,008,241       $ 32,505,458
                                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                 $  1,099,741       $  2,387,919
Current Maturities of Long - Term Notes Payable                     3,436,801          2,249,679
Accrued Interest                                                      513,080            225,312
Accrued Expenses                                                    1,119,523          1,216,441
Unearned Revenue                                                      224,555            255,868
                                                                 ------------       ------------
           Total Current Liabilities                                6,393,700          6,335,219
                                                                 ------------       ------------
NOTES PAYABLE, net of Current Maturities                           22,784,879         15,902,281
                                                                 ------------       ------------
           Total Liabilities                                       29,178,579         22,237,500
                                                                 ------------       ------------
STOCKHOLDERS' - EQUITY
Series A Convertible Preferred Stock, $10 Par Value;
137,686 Shares Authorized, 137,359 Shares Outstanding               1,373,590          1,373,590
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 7,762,414 and 7,744,467 Shares Outstanding on
June 30, 2001 and December 31, 2000, respectively                       7,762              7,744
Warrants, net                                                         188,101            162,630
Additional Paid-In Capital                                         36,868,704         36,748,414
Retained Deficit                                                  (33,608,495)       (28,024,420)
                                                                 ------------       ------------
                    Total Stockholders' Equity                   $  4,829,662       $ 10,267,958
                                                                 ------------       ------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 34,008,241       $ 32,505,458
                                                                 ============       ============


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              (UNAUDITED)          (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                           THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30, 2001        JUNE 30, 2000        JUNE 30, 2001      JUNE 30, 2000
                                           ------------------   ------------------   ----------------    ----------------
Net Revenue                                      $  5,220,253    $  5,579,817          $ 10,600,445       $ 11,267,325
Operating Unit Expense                              4,105,824       4,124,936             8,236,583          8,345,011
                                                 ------------    ------------          ------------       ------------
          Operating Unit Margin                     1,114,429       1,454,881             2,363,862          2,922,314
                                                 ------------    ------------          ------------       ------------
Amortization and Depreciation                       1,045,069       1,221,244             2,118,801          2,428,179
General and Administrative                          1,238,859         630,894             1,883,976          1,312,384
Sales and Marketing                                   378,468         506,843             1,054,074          1,014,658
Write-Off of Acquisition Costs                      1,022,290            --               1,022,290               --
                                                 ------------    ------------          ------------       ------------
          Total Expenses                            3,684,686       2,358,981             6,079,141          4,755,221
                                                 ------------    ------------          ------------       ------------
          Loss from Operations                     (2,570,257)       (904,100)           (3,715,279)        (1,832,907)
                                                 ------------    ------------          ------------       ------------
Interest Expense, net                                (771,844)       (392,184)           (1,868,798)          (742,819)
                                                 ------------    ------------          ------------       ------------
          Loss Before Taxes                        (3,342,101)     (1,296,284)           (5,584,077)        (2,575,726)
                                                 ------------    ------------          ------------       ------------
PROVISION FOR INCOME TAXES                               --              --                    --                 --
                                                 ------------    ------------          ------------       ------------
     Net Loss Available to Common Stockholders   $ (3,342,101)   $ (1,296,284)         $ (5,584,077)      $ (2,575,726)
                                                 ============    ============          ============       ============
NET LOSS PER SHARE                               $       (.43)   $       (.18)         $       (.72)      $       (.36)
                                                 ============    ============          ============       ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           7,754,079       7,223,473             7,754,079          7,223,473
                                                 ============    ============          ============       ============


        The accompanying notes are an integral part of these statements.

                   SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               (UNAUDITED)      (UNAUDITED)
                                                                               SIX MONTHS       SIX MONTHS
                                                                                  ENDED           ENDED
                                                                              JUNE 30, 2001    JUNE 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                           $ (5,584,077)   $ (2,575,726)
Adjustments to Reconcile Net Loss to Net Cash Used
            For Operating Activities-
                Amortization and Depreciation                                     2,118,801       2,428,179
                Original Issue Discount Amortization                                181,433            --
                Net-Issuance of Common Stock for Dealers and Employees               22,770          59,167
                Amortization of Warrants and Stock Issued Under Dealer Stock
                Incentive Plan                                                      123,008         110,414
                Write-off of Acquisition Expenses                                 1,022,290            --
                Changes in Assets and Liabilities-
                   Accounts Receivables, net                                        221,920        (494,145)
                   Other Current Assets                                            (259,791)       (184,034)
                   Other Long - Term Assets                                            --           (59,885)
                   Accounts Payable                                              (1,288,178)        261,306
                   Accrued Expenses                                                 (96,918)       (738,073)
                   Accrued Interest                                                 287,768          88,364
                   Unearned Revenue                                                 (31,313)       (251,540)
                                                                               ----------------------------
                   Net Cash Used for Operating Activities                        (3,282,287)     (1,355,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of Fixed Assets                                               (656,917)       (452,081)
            Note Receivable KC Acquisition Corp.                                   (667,504)           --
            Advance to KC Acquisition Corp.                                        (500,000)           --
            Cash Paid for Acquisitions, net                                            --          (210,581)
                                                                               ----------------------------
                   Net cash used for Investing Activities                        (1,824,421)       (662,662)
                                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from Issuance of Capital Stock                                    --         1,037,250
            Write-off  of FINOVA Financing Expenses                                 456,257            --
            Debt Issuance Deposit                                                  (500,000)           --
            Original Issue Discount Paid                                         (2,122,800)           --
            Payment of Notes Payable                                            (16,583,080)       (158,721)
            Proceeds From Notes Payable                                          24,652,800         875,000
                                                                               ----------------------------
                     Net Cash Provided by Financing Activities                    5,903,177       1,753,529

INCREASE (DECREASE) IN CASH                                                         796,469        (265,106)
CASH, Beginning of Period                                                            53,115         631,521
                                                                               ----------------------------

CASH, End of Period                                                            $    849,584    $    366,415
                                                                               ============================




        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included. When we submitted our financial statements included in our Form 10-KSB filed on April 17, 2001, we had incurred losses from operations and have recorded amounts payable related to the 1999 sale of our subscriber accounts which together gave substantial doubt about our ability to continue as a going concern.

         The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

         We incurred an operating loss and a net use of cash from operating activities during the first six months of 2001. Net cash used in operating activities totaled $3,282,287. We also used cash from investing activities totaling $1,824,421 during the first six months to purchase fixed assets, enter into a note receivable from KC Acquisition Corp. and make advances to KC Acquisition Corp. As previously reported on Form 8-K, formal negotiations with KC Acquisition Corp. were suspended on July 3, 2001. As a result, we agreed to forgive $500,000 of the advances as a breakup fee. This amount was written off during the quarter ended June 30, 2001. Cash provided by financing activities was $5,903,177.

         During the first quarter of 2001 we entered into a new financing agreement with McGinn, Smith Acceptance Corporation. Advances under the agreement net of original issue discounts, fees and a mandatory debt service reserve totaled approximately $22.0 million at June 30, 2001 of which $16.4 million of the proceeds was used to settle all outstanding notes payable to FINOVA Capital Corporation. In conjunction with the retirement of the FINOVA debt, we wrote-off the remaining loan origination fees of $456,257.

NOTE 2.  RESTRICTED CASH

         Restricted Cash at June 30, 2001 totaled $315,000, which represents the loan principal and interest accrued on the loan from McGinn, Smith Acceptance Corporation at June 30, 2001. This was paid on July 2, 2001.

NOTE 3.  STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the six months ended June 30, 2001 and 2000, includes the following:

                                                          2001           2000
                                                         ------          ----

Supplemental schedule of cash flow information
         Cash paid during the period for interest      $1,018,485    $ 691,035

Supplemental schedule of non-cash activities -
Acquisitions paid for with stock                            --       $  98,460

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 5.  STOCK AND OPTIONS ISSUED

         SAI issued 32,447 shares of common stock during the first six months of 2001. SAI also cancelled 14,500 shares of common stock that were previously issued to an alarm dealer under our Dealer Partner Program. Of the 32,447 shares issued, 15,179 shares were issued as 2000 performance awards to employees under SAI's Management Incentive plan and 17,268 shares were issued to alarm dealers under our Dealer Partner Program. SAI did not receive any cash in exchange for these shares.

NOTE 6.  RECENT ACCOUNT PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. The provisions of this statement apply to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be subject to amortization over its estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value test. We anticipate that future results of operations will increase without amortization expense; however, we must assess our existing goodwill for impairment and amortize identifiable intangible assets. The extent of possible impairment is unknown at this time. The implementation date of this standard is January 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Some of the information in this Quarterly Report may be forward-looking statements under the federal securities laws. Such statements often contain words such as "anticipates," "intends," "seeks," "believes," "estimates," "plans," and "expects." These statements discuss expectations for the future, contain projections concerning the results of our operations or our future financial condition or state other forward-looking information. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ substantially from the results expressed in, or implied by, those statements. We assume no responsibility for revising forward-looking statements in light of future events or circumstances. Certain of these risks and uncertainties which could affect us and our forward looking statements can be found in the "Risk Factors" section in our Annual Report on Form 10-KSB for the fiscal year ended 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         For the six months ended June 30, 2001, revenues were $10,600,445 compared to $11,267,325 for the same period in the prior year, a decrease of 5.9%. The decline in revenue was primarily the result of a decrease in the number of accounts monitored in our central stations. The decrease in accounts monitored represented $531,549 or 79.7% of the $666,880 decline in revenue. The remainder of the period-to-period decline totaled

$135,331 and was a result of slightly lower average revenue per account. During the six months ended June 30, 2001, we experienced a 5.8% attrition rate in the number of accounts monitored in our central stations compared to a 4.2% attrition rate during the six months ended June 30, 2000.

         Operating unit expenses decreased from $8,345,011 for the six months ended June 30, 2000 to $8,236,583 for the six months ended June 30, 2001, a 1.3% reduction for the comparable periods. We are continuing our central station consolidation effort which is designed to increase operating margins by increasing the average number of accounts monitored by each central station. The 1.3% or $108,428 decline in operating expenses is directly attributable to that effort, with an actual reduction in direct payroll and facility expenses totaling $274,576. This improvement was partially offset by a $166,148 increase in bad debt expense. Approximately one-half of the increase in bad debt expense resulted from credits granted to certain alarm dealers, with the remainder of the bad debt expense resulting from alarm dealers leaving our central stations without satisfying all existing obligations. We believe these credits are a one-time event related directly to our consolidation effort.

         General and administrative expenses for the six months ended June 30, 2001, increased by $571,592 or 43.6% compared with the same period last year. The increase was primarily attributable to an increase in SAFE reprogramming expense, professional fees relating to the consolidation project and consulting fees.

         Selling and marketing expenses for the six months ended June 30, 2001, increased by $39,416 or 3.9% compared with the same period last year. The increase was primarily attributable to consulting fees.

         Amortization and depreciation expenses decreased from $2,428,179 during the first six months of last year to $2,118,801 this year. The decrease in amortization and depreciation expenses was a result of a central station acquisition being fully amortized offset by additional depreciation expense for the new central station.

         The write-off of acquisition costs of $1,022,290 are comprised of a $500,000 break-up fee and $522,290 write-off of capitalized expenses related to the KC Acquisition transaction.

         Interest expense increased from $742,819 in the first six months of 2000 to $1,868,798 in the first six months of 2001 due to an increase in debt of $11,217,589, the write-off of the FINOVA loan origination fees of $456,257, and amortization of the original issue discount of $181,433 related to the refinancing with McGinn, Smith Acceptance Corp. As of June 30, 2001, we had total debt of $26,221,680, compared to total debt of $15,004,091 as of June 30, 2000 and total debt of $18,151,960 as of December 31, 2000.

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

         We incurred an operating loss and a net use of cash from operating activities during the first six months of this fiscal year. For this period, net cash used in operating activities totaled $3,282,287. We believe that cash flow from operations will continue to be negative.

         Our company experienced a $796,469 increase in our cash balance during the six months ended June 30, 2001. Net cash used in operating activities totaled $3,282,287. We also used cash for investing activities totaling $1,824,421 during the first six months to purchase fixed assets, enter into a note receivable from KC Acquisition Corp. and make advances to KC Acquisition Corp. Net cash provided by financing activities was $5,903,177.

         In January 2001, we entered into a financing agreement with McGinn, Smith Acceptance Corporation with the related funding completed on April 30, 2001. The agreement provided total financing of $24,652,800 of which we realized cash proceeds of approximately $22,000,000, net of a debt service reserve of $500,000 and original issue discount of $2,122,800. At June 30, 2001, we had received net financing of approximately $22,000,000 of which approximately $16,400,000 was used to settle all outstanding notes payable to FINOVA Capital Corporation. With completion of this funding, our debt increased $8,069,720 during the first six months of 2001.

         On August 6, 2001, we sold 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock), 710,000 shares of SAI common stock and warrants to purchase 1,815,000 shares of common stock
(at an exercise price of $3.50 per share) in exchange for $4.0 million from an unaffiliated investor.

         In May 2000, we entered into a definitive merger agreement with KC Acquisition Corp. On July 3, 2001, SAI and KC Acquisition mutually agreed to terminate the merger agreement.

         In connection with the then pending KC Acquisition Corp. transaction, during the first quarter of 2001, we advanced approximately $900,000 to KC Acquisition Corp. During the second quarter we advanced an additional $250,000 to KC Acquisition Corp. As part of the termination agreement, SAI forgave repayment of $500,000 of these advances as a break-up fee. On August 1, 2001, KC Acquisition Corp. repaid SAI $650,000, the remaining principal balance of these advances, but accrued interest remains due.

         On June 30, 1999, we sold our portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises (SAFE) for $22.8 million. At that time, we also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million bearing 8% interest was to have been deemed paid in full. A dispute has arisen as to: (1) whether we have fulfilled our obligations under the agreement and (2) whether SAFE met all of its contractual commitments. We are in the preliminary stages of a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001 and we filed our response on August 1, 2001. SAFE is claiming $2.2 million dollars as principal and interest on the note (through June 25, 2001) plus $2.6 million in additional damages based on various other breaches of the asset purchase agreement. We have asserted that no amount is due under the note and that we did not breach any of the provisions of the asset purchase agreement as to which SAFE has made claims. We have counterclaimed and are seeking in excess of $2.0 million in damages based on SAFE's breaches of its obligations under the asset purchase agreement. We believe we will prevail on the merits of our arguments. In the event that SAFE prevails for an amount in excess of the $2.3 million accrued for on our balance sheet as of June 30, 2001, we may need to seek additional resources to satisfy any amounts ultimately found to be due.

         On August 6, 2001, in two separate transactions we closed the purchase of certain assets of SecurityVillage.com for a purchase price of 500,000 shares of our common stock and the assumption of certain liabilities with a stated value of approximately $1.1 million. We have already agreed to pay a substantial portion of these liabilities in shares of our common stock rather than cash and intend to continue negotiating the amount and payment terms for the balance of the assumed liabilities. The purchased assets included a website, related domain and trade names, patents and a note with an original principal amount of $1,500,000 issued by Monitoring Acquisition Corporation, a subsidiary of KC Acquisition Corp. This note plus a $225,000 premium matures December 31, 2001. We expect to expend a minimum of $600,000 over the next twelve months to further develop the assets acquired from SecurityVillage.com. We believe that the new business opportunities that we develop utilizing the acquired assets will be a profitable investment for our company.

         During the second quarter, our Board of Directors approved our entering into a consulting agreement with a company affiliated with one of our directors, pursuant to which he will provide business and consulting services to our company in consideration of an annual fee of $240,000. The consulting fee is for the period beginning January 1, 2001. To date this fee has been accrued but not paid, however, we expect that this accrual will be paid during the third quarter.

         On August 6, 2001 we closed the sale of 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI common stock), 710,000 shares of SAI common stock and warrants to purchase 1,815,500 shares of SAI common stock (at an exercise price of $3.50 per share) to an unaffiliated investor for $4.0 million. We believe that these proceeds and the repayment of the $650,000 note receivable from KC Acquisition Corp. (which was received on August 1, 2001), less expenditures incurred in conjunction with these transactions, will be adequate to meet our cash requirements for fiscal 2001.

         On July 25, 2001, we entered into a severance agreement with James Brannen, our CEO and President, which provides for severance of $660,000 in approximately equal quarterly installments over 3 years. Mr. Brannen also received a warrant to purchase 150,000 shares of SAI's common stock at an exercise price of $2.50 per share.

         We have also entered into a stock purchase agreement with EGI-Fund (01) Investors, L.L.C., subject to buyer's due diligence review. This agreement contemplates the sale of 20,000 shares of Series B Preferred Stock (convertible in to 2,000,000 shares of SAI's common stock) and warrants to purchase 2,500,000 shares of common stock (at an exercise price of $2.50 per share) in exchange for $5.0 million.

         We plan to introduce a range of new personal mobile assistance services. To date, we have expended approximately $626,000 in capital expenditures. We estimate that an additional $200,000 will be incurred in connection with this project during the remainder of 2001.

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

         On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of our subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1.0 million. To date we have not been properly served, and have seen no evidence that we were involved in this incident. If the claim proceeds, SAI will vigorously defend its position.

         On July 3, 2001, Security Alarm Financing Enterprises, L.P. ("SAFE") filed a claim with the American Arbitration Association asserting that we owed them approximately $4.8 million. We have denied their claims and have counterclaimed for an amount in excess of $2.0 million. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

         Item 2. Changes in Securities and Use of Proceeds.

         We issued the following securities under our Registration Statement on Form S-1 File No. 333-33356, declared effective April 11, 2000.

         During the second quarter, we issued an aggregate of 4,758 shares of common stock to four alarm dealers under our Dealer Partner Program. We cancelled 14,500 shares of common stock previously issued to alarm dealers under the Dealer Partner Program. During the second quarter of 2001, the Dealer Partner Program was discontinued.

         Item 3. Defaults Upon Senior Securities.

         A dispute has arisen regarding a note issued by us to Security Alarm Financing Enterprises, Inc. ("SAFE") and an agreement related to the sale of assets by SAI to SAFE. SAFE has asserted that the note is due and that we are in default for non-payment. We believe that SAFE has defaulted in their obligations to us and therefore we are not in default. We are in binding arbitration with SAFE to resolve all of the issues surrounding this note. The arbitration will determine what, if any, amounts are due to either party. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         Item 4. Submission of Matters to a Vote of Security Holders.

         At our Annual Meeting of Stockholders held on June 5, 2001, SAI presented to the stockholders the re-election of James S. Brannen, Douglas Oberlander, Thomas J. Salvatore, Michael B. Jones and Ronald I. Davis as Directors. All of the directors were re-elected, with the following numbers of votes in their favor and withheld:

                                            In Favor      Withheld
                                           ----------     --------
         James S. Brannen                  11,090,692     190,095
         Ronald I. Davis                   11,093,293     187,495
         Douglas J. Oberlander             11,086,097     194,690
         Thomas J. Salvatore               11,082,897     197,890
         Michael B. Jones                  11,086,097     194,690

SAI also presented to the stockholders the following matters to be voted upon:
1) ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountant for the 2001 fiscal year; and 2) approval of an amendment to the Security Associates International, Inc. Stock Option Plan increasing the number of shares of common stock available under the plan from 2,800,000 shares to 3,000,000 shares. A total of 11,280,787 shares were eligible to vote on each matter presented at the Annual Meeting all of which were approved by the following votes of the stockholders:


                                NUMBER OF SHARES


                                                                                               Broker
                                                  For            Against     Abstain         Non Votes
                                                ----------       -------     -------         ---------
1)       Appointment of
         Arthur Andersen LLP................    11,114,797       157,990       8,000             0

2)       Increase in options under
         Stock Option Plan..................    11,036,816       217,035      26,936             0

         Item 5. Other Information.

On August 17, 2001, the Company issued the following press release:

 SECURITY ASSOCIATES INTERNATIONAL ANNOUNCES ACQUISITION OF SECURITYVILLAGE.COM
        ASSETS AND $4 MILLION EQUITY INVESTMENT FROM STRATEGIC INVESTORS

Arlington Heights, IL August 16, 2001 - Security Associates International, Inc. (AMEX: SAI), one of the largest wholesale security alarm monitoring companies in the United States, today announced it has completed the acquisition of certain assets from SecurityVillage.com; including its website and internet technology, related domain and trade names, and patents and patent applications related to video security monitoring. SecurityVillage.com is a developer of technologies and services related to interactive systems for the monitoring and management of homes, businesses, properties and individuals.

As part of this transaction, affiliates of Nomura International plc. and 3K Digital Ltd., two major global investment firms, have invested $4 million in SAI. Both Nomura and 3K Digital have extensive experience in the communication, internet, new media, interactive broadband, and mobile-commerce markets.

Ray Gross, Chief Executive Officer of SAI said, "Today's announcement underscores our commitment to accelerate development of new technologies and services. I'm excited to work with our newest partners. They are both world-class investors and leaders in the area of technology investment and development, and open many new opportunities for SAI. In addition, these transactions will enhance SAI's ability to leverage its dealer network by offering a wider variety of products and services to the independent alarm dealer and consumers."

SAI provides security alarm monitoring services to residences and businesses, including more than 360,000 subscribers, through a nationwide network of 2,500+ independent security alarm installing and servicing dealers. SAI operates 6 regional UL-Listed Central Monitoring Stations strategically located throughout the U.S.

Nomura International plc. is part of the Nomura Group, one of the ten largest financial companies in the world based on shareholders equity, and provides a wide range of securities brokerage, trading, investment banking, investment research, investment management, venture capital, asset management and computer systems service to a broad range of customers worldwide.

3K Digital Ltd. is a venture capital fund headquartered in London and specializing in the digital domain. Its partners have strong investment and operational experience in the business-to-business and business-to-consumer telecom and internet markets.

Certain statements contained herein that are not historical facts constitute "forward-looking statements" within the meaning of the Federal Securities Laws. In addition, when used herein the words "anticipates," "intends," "seeks," "believes," "estimates," "plans," "expects" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, adverse economic conditions, changes in corporate strategy, availability of capital and intensifying competition. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Investor Relations Contact:              Industry Contact
John Aneralla                            Scott Robinson
Buttonwood Advisory Group, Inc.    OR    Security Associates International, Inc.
Phone: (800) 940-9087                    Phone: (847)956-2921


         Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

          3.1 Amended and Restated By-Laws of Security Associates International, Inc. as of August 6, 2001.

          3.2 Amended and Restated Certificate of Designations, Rights, Preferences and Limitations of Series B Convertible Preferred Stock, $10.00 Par Value Per Share of Security Associates International, Inc.

         10.1 Settlement Agreement and General Release by and between Security Associates International, Inc. and James S. Brannen dated
               August 15, 2001.

         10.2 Employment Agreement by and between Security Associates International, Inc. and Peter J. Fidelman dated June 27, 2001.

         10.3 Employment Agreement by and between Security Associates International, Inc. and Pradeep Doraiswamy dated June 27, 2001.

         10.4 Stock Purchase Agreement between Security Associates, International, Inc. and EGI-Fund Investors, L.L.C. dated July 18, 2001.

(b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Security Associates International, Inc.



Date:    August 17, 2001                By: /s/ James S. Brannen
                                           ------------------------------------
                                           James S. Brannen
                                           President and Chief Executive Officer
                                           and Chief Financial Officer