Form 10QSB
period 2001-09-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2001-11-14
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         For the quarterly period ended
                               September 30, 2001

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

As of November 13, 2001 the Registrant had outstanding 9,166,385 shares of its $.001 par value common stock.

                     Security Associates International, Inc.

                  For the Nine Months ended September 30, 2001


                                      INDEX


Part I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1        Consolidated Financial Statements............................   3

              Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000........................................   3

              Consolidated Statements of Operations for the three months
              and the nine months ended September 30, 2001 and 2000........   4

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2001 and 2000............................   5

              Notes to Financial Statements................................   6


Item 2        Management's Discussion and Analysis or Plan of Operation....   8

Part II - OTHER INFORMATION

Item 1        Legal Proceedings............................................   13

Item 2        Changes in Securities and Use of Proceeds....................   13

Item 3        Defaults Upon Senior Securities..............................   14

Item 4        Submission of Matters to a Vote of Security Holders..........   14

Item 5        Other Information............................................   14

Item 6        Exhibits and Reports on Form 8-K.............................   14

SIGNATURES    .............................................................   15

PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements
                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              (UNAUDITED)
ASSETS                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                  2001           2000
CURRENT ASSETS:
Cash                                                        $  2,630,195    $     53,115
Restricted Cash                                                  335,000             --
Accounts Receivable, net                                       2,532,134       2,629,203
Note Receivable                                                1,673,250            --
Other Current Assets                                             420,487         857,632
                                                            ----------------------------
           Total Current Assets                                7,591,066       3,539,950
                                                            ----------------------------
FIXED ASSETS, net                                              4,775,726       5,063,483
Goodwill and Other Intangible Assets                          21,386,782      23,420,768
Other Assets, net                                              2,539,567         481,257
                                                            ----------------------------
           Total Other Assets                                 23,926,349      23,902,025
                                                            ----------------------------
           TOTAL ASSETS                                     $ 36,293,141    $ 32,505,458
                                                            ============================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                            $  1,216,571    $  2,387,919
Current Maturities of Long-Term Debt                           3,742,426       2,249,679
Accrued Interest                                                 710,730         225,312
Accrued Expenses                                               1,867,431       1,216,441
Unearned Revenue                                                 204,945         255,868
                                                            ----------------------------
           Total Current Liabilities                           7,742,103       6,335,219
                                                            ----------------------------
Long-Term Debt, net of Current Maturities                     22,364,239      15,902,281
                                                            ----------------------------
           Total Liabilities                                  30,106,342      22,237,500
                                                            ----------------------------
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $10 Par Value;           1,494,590       1,373,590
149,786 Shares Authorized, 149,459 Shares Outstanding
Common Stock, $.001 Par Value;  50,000,000 Shares
Authorized; 9,161,684 and 7,744,467 Shares Outstanding on
September 30, 2001 and December 31, 2000, respectively             9,162           7,744
Warrants, net                                                  1,565,288         162,630
Additional Paid-In Capital                                    40,068,740      36,748,414
Retained Deficit                                             (36,950,981)    (28,024,420)
                                                            ----------------------------
            Total Stockholders' Equity                      $  6,186,799    $ 10,267,958
                                                            ----------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 36,293,141    $ 32,505,458
                                                            ============================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (UNAUDITED)          (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
                                           THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30, 2001   SEPTEMBER 30, 2000  SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
Net Revenue                                    $   5,156,805        $   5,541,866       $  15,757,250         $ 16,809,191
Operating Unit Expense                             3,983,980            4,218,536          12,220,562           12,563,548
                                          ---------------------------------------------------------------------------------
        Operating Unit Margin                      1,172,825            1,323,330           3,536,688            4,245,643
                                          ---------------------------------------------------------------------------------
Amortization and Depreciation                      1,060,913            1,137,766           3,179,713            3,565,948
General and Administrative                         1,080,726              586,508           2,701,702            1,898,892
Sales and Marketing                                  464,061              474,113           1,468,134            1,488,772
Acquisition and Other Related Expenses               833,000                    -           1,954,290                    -
                                          ---------------------------------------------------------------------------------
        Total Expenses                             3,438,700            2,198,387           9,303,839            6,953,612
                                          ---------------------------------------------------------------------------------
        Loss from Operations                      (2,265,875)            (875,057)         (5,767,151)          (2,707,969)
                                          ---------------------------------------------------------------------------------
Interest Expense, net                               (926,613)            (398,203)         (2,795,410)          (1,141,021)
Other Expense                                       (150,000)                   -            (364,000)                   -
                                          ---------------------------------------------------------------------------------
        Loss Before Taxes                         (3,342,488)          (1,273,260)         (8,926,561)          (3,848,990)
                                          ---------------------------------------------------------------------------------
Provision for income taxes                                 -                    -                   -                    -
                                          ---------------------------------------------------------------------------------
        Net Loss Available to Common
          Stockholders                         $  (3,342,488)       $  (1,273,260)      $  (8,926,561)        $ (3,848,990)
                                          =================================================================================
Net Loss Per Share                                     ($.41)               ($.17)             ($1.11)               ($.52)
                                          =================================================================================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          8,072,251            7,351,117           8,072,251            7,351,117
                                         ==================================================================================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (UNAUDITED)       (UNAUDITED)
                                                                                   NINE MONTHS       NINE MONTHS
                                                                                      ENDED              ENDED
                                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                                       2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                              $ (8,926,561)       $ (3,848,990)
Adjustments to Reconcile Net Loss to Net Cash Used
            For Operating Activities-
                Amortization and Depreciation                                        3,179,713          3,565,948
                Original Issue Discount Amortization                                   295,433                -
                Net Issuance of Common Stock for Dealers and Employees                 102,771             63,673
                Amortization of Warrants and Stock Issued Under Dealer
                Stock                                                                  183,799            233,250
                Incentive Plan
                Write-off of Acquisition Expenses                                      522,290                -
                Changes in Assets and Liabilities-
                   Accounts Receivables, net                                            97,069            (717,376)
                   Other Current Assets                                                (61,498)           (153,545)
                   Other Long - Term Assets                                                 -             (393,875)
                   Accounts Payable                                                 (1,897,616)            499,525
                   Accrued Expenses                                                    650,990          (2,387,283)
                   Accrued Interest                                                    485,418            117,027
                   Unearned Revenue                                                    (50,923)           (292,352)
                                                                               ------------------------------------
                   Net Cash Used for Operating Activities                           (5,419,115)         (3,313,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of Fixed Assets                                                  (857,970)           (624,010)
            Note Receivable KC Acquisition Corp.                                       (23,647)                 -
            Cash Paid for Acquisitions, net                                                 -             (240,333)
                                                                               ------------------------------------
                   Net Cash Used for Investing Activities                             (881,617)           (864,343)
                                                                               ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds From Issuance of Capital Stock                                  3,611,850           1,337,247
            Write-off of FINOVA Financing Expenses                                     456,257                  -
            Debt Issuance Deposit                                                     (500,000)                 -
            Original Issue Discount Paid                                            (2,310,000)                 -
            Payment of Notes Payable                                               (16,885,295)           (176,683)
            Proceeds From Notes Payable                                             24,840,000           2,896,558
                                                                               ------------------------------------
                   Net Cash Provided by Financing Activities                         9,212,812           4,057,122
INCREASE (DECREASE) IN CASH                                                          2,912,080            (121,219)
CASH, Beginning of Period                                                               53,115             631,521
                                                                               ------------------------------------
CASH, End of Period                                                                  2,965,195             510,302
                                                                               ====================================

        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included. When SAI submitted the financial statements included in SAI's Form 10-KSB filed on April 17, 2001, SAI had incurred losses from operations and had recorded amounts payable related to the 1999 sale of SAI's subscriber accounts which together gave substantial doubt about SAI's ability to continue as a going concern.

         The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

         SAI's loss from operations for the nine months ended September 30, 2001 increased to $5,767,151 from $2,707,969 for the nine months ended September 30, 2000. Included in this loss from operations in 2001 are costs related to the aborted acquisition of KC Acquisition Corp as well as other non-operational matters amounting to $1,954,290. As a result of this loss from operations net cash used in operating activities for the nine months ended September 30, 2001 totaled $5,419,115, of which $1,022,290 is related to the aborted acquisition and other costs referred to above. SAI currently anticipates that it will continue to use cash in its operating activities for at least the next three quarters, however at a significantly reduced rate. During the third quarter of 2001 management has commenced a strategic review of SAI's business operations and its corporate organizational structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operation. The objectives of the review are to set out a plan to realign the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling and servicing capabilities supported by upgraded management information systems. It is anticipated that this review will be completed during the fourth quarter of 2001, with implementation of the plan to follow shortly thereafter. This review could result in material charges for restructuring of the business and management's evaluation of the realizability of recorded amounts of goodwill and other long lived assets. Management believes that based upon its preliminary finding, SAI should be able to provide positive cash from operations no later than the third quarter of 2002.

         Cash used in investing activities for the nine months ended September 30, 2001 amounted to $881,617. The cash was used to purchase fixed assets principally related to SAI's on going central station upgrades. As previously reported on Form 8-K, formal negotiations with KC Acquisition Corp. were suspended on July 3, 2001. As a result, SAI agreed to forgive $500,000 of the advances and this amount was written off as an expense and is included in the line item "Acquisition and other related expenses" reflected in the Consolidated Statement of Operations for the nine months ended September 30, 2001.

         Cash provided by financing activities was $9,212,812 which is principally attributable to the financing agreement which SAI entered into during the first quarter of 2001 and the proceeds from the issuance of capital stock. (See Liquidity and Capital Resources for details regarding these transactions).

NOTE 2.  SECURITY VILLAGE.COM/FOAMART TRANSACTION

         On August 6, 2001, in a series of transactions (with Foamart Limited, SecurityVillage.com, Monitoring Acquisition Corp and KC Acquisition Corp.) accounted for as the issuance of various equity instruments for cash, SAI issued
(a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock), (b) 1,359,000 shares of SAI common stock, (c) ten year warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50/share), and (d) assumed $1.1 million of liabilities in exchange for $4.0 million in cash and various assets and a note receivable in the amount of $1.725 million. This note matures and is payable to SAI on December 31, 2001.

NOTE 3.  RESTRICTED CASH

         Restricted Cash at September 30, 2001 totaled $335,000, which represents the principal and accrued interest due on the notes payable to McGinn, Smith Acceptance Corporation ("McGinn") at September 30, 2001. This amount was paid to McGinn on October 1, 2001.

NOTE 4.  STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the nine months ended September 30, 2001 and 2000, includes the following:

                                                      2001               2000
                                                      ----               ----

Supplemental schedule of cash flow information
      Cash paid during the period for interest    $1,691,270          $1,068,808

Supplemental schedule of non-cash activities -
Acquisitions paid for with stock                         -            $  128,211
Stock issued for services and dealer program      $  286,570          $  296,836

NOTE 5.  EARNINGS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 6.  STOCK AND OPTIONS ISSUED

         During the nine months ended September 30, 2001, SAI issued 1,431,717 shares of common stock and cancelled 14,500 shares of common stock that were previously issued to an alarm dealer under SAI's Dealer Partner Program. The 1,431,717 shares were issued as follows: a) 15,179 shares were issued as 2000 performance awards to employees under SAI's Management Incentive plan, b) 17,268 shares were issued to various alarm dealers under SAI's Dealer Partner Program,
c) 40,000 shares were issued to a Director of SAI , and d) the transaction discussed in Note 2.

NOTE 7.  EBITDA

         In August 2001, SAI hired a new team of key officers and consultants and elected a new Chairman of the Board of Directors. These individuals along with certain other executives are charged with the responsibility for developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these individuals, SAI agreed to pay them, in addition to their base compensation, 100% of the first years impact of improvement in annualized EBITDA as measured for the quarter ended June 30, 2002 versus the quarter ended June 30, 2001 with a "true-up" at December 31, 2002.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method of accounting. SFAS No. 142 requires that goodwill no longer be subject to amortization over its estimated useful life, instead, goodwill must be assessed for impairment at least annually by applying a fair-value test. SAI anticipates that future results of operations may increase due to the fact that goodwill will no longer be required to be amortized. However, SAI must assess its existing goodwill for impairment and amortize any identifiable intangible assets. The extent of possible impairment, if any, is currently unknown at this time, however, as part of the strategic review process discussed previously, management will be addressing the carrying value of SAI's intangible assets as part of this review. The implementation date of this SFAS is for financial years beginning on or after December 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net revenues for the three months ended September 30, 2001 decreased 6.9 % to $5,156,805 from $5,541,866 for three months ended September 30, 2000. Net revenues for the nine months ended September 30, 2001 decreased 6.3 % to $15,757,250 from $16,809,191 for the nine months ended September 30, 2000. The decline in net revenue for both periods was primarily due to a decrease in the number of dealer accounts monitored in SAI's central stations, offset by increases in the average monthly recurring revenue per account monitored. The decline in the number of accounts monitored reduced revenue by $618,513 and $1,165,052 for the three months and nine months ended September 30, 2001, respectively, when compared to the prior periods. The increase in the average monthly revenue per account monitored offset these decreases by increasing revenue by $ 233,452 and $113,111 for the three and nine months ended September 30, 2001, respectively, when compared to the prior periods . During the three months ended September 30, 2001, SAI experienced a 0.2% growth rate in the number of accounts monitored in central stations compared to a 2.6% growth rate during the three months ended September 30, 2000. For the nine month period ended September 30, 2001, SAI experienced approximately a 5.7% attrition rate in the number of accounts monitored in central stations compared to approximately a 1.8% attrition rate during the nine months ended September 30, 2000. The increase in the attrition rate is principally due to: i) cancellations which occur during a consolidation, ii) general economic conditions turning less favorable in 2001 and iii) full service providers who continue to consolidate the alarm industry. SAI expects that attrition will continue at a higher than normal rate during any quarter in which it consolidates central stations.

         Operating unit expenses for the three months ended September 30, 2001 decreased by 5.6% to $3,983,980 from $4,218,536 for the three months ended September 30, 2000. Operating unit expenses for the nine months ended September 30, 2001 decreased by 2.7 % to $12,220,562 from $12,563,548 for the nine months ended September 30, 2000. The benefits of SAI's central station consolidation effort, which is designed to increase operating margins by increasing the average number of accounts monitored by each central station operator are continuing to be realized. The $234,556 decrease in operating unit expenses between the three-month periods ended September 30, 2001 and the same period of the prior year is directly attributable to that effort. A reduction of direct wages and facility expenses account primarily for the total decrease. The $342,986 in reduced operating unit expenses between the nine month periods ended September 30, 2001 and September 30, 2000 was also primarily from the reduced direct wages and facility expenses totaling $506,770. This expense decrease was partially offset by an increase of $163,784, primarily related to bad debt expense. Approximately one-half of this increase is attributable to service credits granted to certain alarm dealers, with the remainder resulting from alarm dealers canceling service with SAI without satisfying all their existing obligations. SAI believes these credits are a one-time event related directly to our consolidation efforts.

         General and administrative expenses for the three months ended September 30, 2001 amounted to $1,080,726 compared to $586,508 for the same period of the prior year, an increase of $494,218. For the nine months ended September 30, 2001, general and administrative expenses amounted to $2,701,702 compared to $1,898,892 for the same nine-month period of the prior year, an increase of $802,810. Increases in professional fees, relating to the consolidation project, consulting fees and directors fees were principally attributable to these increases.

         Amortization and depreciation expenses decreased from $1,137,766 during the three month period ended September 30, 2000 to $1,060,913 for the three month period ended September 30, 2001. For the nine month period ended September 30, 2000, amortization and depreciation expenses amounted to $3,565,948 compared to $3,179,713 for the same nine months of the current year. The decrease in amortization and depreciation expenses was a result of a central station acquisition being fully amortized offset by additional depreciation expense for the central station upgrades.

         Acquisition and other related charges of $833,000 for the three months ended September 30, 2001 are principally comprised of i) $726,000 in severance and other related expenses related to certain former officers of SAI, and ii) $82,000 in non recurring compensation expense for certain SecurityVillage.com employees. For the nine months ended September 30, 2001 the acquisition and other related charges of $1,954,290 are principally comprised of i) a $500,000 break-up fee and the write off of $522,290 of capitalized expenses related to the aborted KC Acquisition transaction, ii) professional fees associated with non recurring transactions of $49,000, iii) $726,000 in severance and other related expenses related to certain former officers of SAI and iv) $82,000 in non recurring compensation expense for certain SecurityVillage.com employees.

         Interest expense increased from $398,203 during the three month period ended September 30, 2000 to $926,613 for the three month period ended September 30, 2001. For the nine months ended September 30, 2000, interest expense increased from $1,141,021 to $2,795,410 for the nine months ended September 30, 2001. The increase in interest expense is due to an increase in debt of $9,098,978, the write-off of the FINOVA loan origination fees of $456,257, and amortization of the original issue discount of $295,433 related to the McGinn refinancing. As of September 30, 2001, SAI had total debt of $26,106,665 compared to total debt of $18,151,960 as of December 31, 2000.

Other Expense of $150,000 for the three months ended September 30, 2001 and $364,000 for the nine months ended September 30, 2001 are additional costs regarding SAI's obligations to perform alarm panel reprogramming with respect to certain contracts sold to SAFE (See Liquidity and Capital Resource for further detail on the SAFE transaction).

LIQUIDITY AND CAPITAL RESOURCES

         Since 1994, SAI has financed its operations and growth from a combination of internally generated cash flow, borrowings under credit facilities and the issuance of equity securities for cash and in exchange for assets. The company is constantly evaluating alternative sources of funding to accomplish our long-term business objectives. SAI's loss from operations for the nine months ended September 30, 2001 increased to $5,767,151 from $2,707,969 for the nine months ended September 30, 2000. Included in this loss from operations in 2001 are costs related to the aborted acquisition of KC Acquisition Corp as well as other non-operational matters amounting to $1,954,290. As a result of this loss from operations, net cash used in operating activities for the nine months ended September 30, 2001 totaled $5,419,115, of which $1,022,290 is related to the aborted acquisition and other costs referred to above. SAI currently anticipates that it will continue to use cash in its operating activities for at least the next three quarters, however at a significantly reduced rate. During the third quarter of 2001, management has commenced a strategic review of SAI's business operations and its corporate organizational structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operation. The objectives of the review are to set out a plan to realign the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, and servicing capabilities supported by upgraded management information systems. It is anticipated that this review will be completed during the fourth quarter of 2001 with implementation of the plan to follow shortly thereafter. This review could result in material charges for restructuring of the business and management's evaluation of the realizability of recorded amounts of goodwill and other long lived assets. Management believes that based upon its preliminary finding, SAI should be able to provide positive cash from operations no later than the third quarter of 2002.

         Cash used in investing activities for the nine months ended September 30, 2001 amounted to $881,617. The cash was used to purchase fixed assets principally related to SAI's on going central station upgrades. In connection with the then pending KC Acquisition Corp. transaction, SAI advanced approximately $1,150,000 to KC Acquisition Corp. As previously reported on Form 8-K, formal negotiations with KC Acquisition Corp. were suspended on July 3, 2001. As a result, SAI agreed to forgive $500,000 of the advances and this amount was written off as an expense and is included in the line item "Acquisition and other related expenses" reflected in the Consolidated Statement of Operations for the nine months ended September 30, 2001. On August 1, 2001, KC Acquisition Corp. repaid SAI the remaining $650,000.

          Cash provided by financing activities was $9,212,812 which is principally attributable to the financing agreement which SAI entered into during the first quarter of 2001 and the proceeds from the issuance of capital stock.

         During the first quarter of 2001, SAI entered into a new financing agreement with McGinn. Advances under the agreement net of original issue discounts, fees and a mandatory debt service reserve totaled approximately $22.0 million, of which $16.4 million of the proceeds were used to settle all outstanding notes payable to FINOVA Capital Corporation ("FINOVA"). In conjunction with the retirement of the FINOVA debt, SAI wrote-off the remaining loan origination fees of $.456 million. Principal payments due on the McGinn long-term debt during the next twelve months amount to $1.9 million. With completion of the McGinn financing, SAI's debt has increased by approximately $7.95 million since December 31, 2000.

         On August 6, 2001, in a series of transactions (with Foamart Limited, Security Village.com, Monitoring Acquisition Corp and KC Acquisition Corp.) accounted for as the issuance of various equity instruments for cash, SAI issued
(a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock), (b) 1,359,000 shares of SAI common stock, (c) ten year warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50/share), and (d) assumed $1.1 million of liabilities in exchange for $4.0 million in cash and various assets and a note receivable in the amount of $1.725 million. This note matures and is payable to SAI on December 31, 2001.

         On October 3, 2001, SAI issued to EGI-Fund (01) Investors, L.L.C., 20,000 shares of Series B Preferred Stock (convertible in to 2.0 million shares of common stock) in exchange for $5.0 million in cash and a four year warrant to purchase 2.5 million shares of common stock at $2.50 per share in exchange for $1,000.

         On June 30, 1999, SAI sold its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises (SAFE) for $22.8 million. At that time, SAI also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million bearing 8% interest was to have been deemed paid in full. A dispute has arisen as to: (1) whether SAI has fulfilled its obligations under the agreement and (2) whether SAFE met all of its contractual commitments. SAI is in the preliminary stages of a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI has filed its response on August 1, 2001. SAFE is claiming $2.2 million dollars as principal and interest on the note (through June 25, 2001) plus $2.6 million in additional damages based on various other breaches of the asset purchase agreement, relating to reprogramming expenses and the adequacy of SAI's disclosures. The note calls for default interest at the rate of 14% per annum after fourteen months from the date of issuance. SAI has asserted that no amount is due under the note and that SAI did not breach any of the provisions of the asset purchase agreement as to which SAFE has made claims. SAI has counterclaimed and is seeking in excess of $2.0 million in damages based on SAFE's breaches of its obligations under the asset purchase agreement in failing to use SAI's central stations as SAFE's preferred provider of monitoring services, failure to abide by certain conditions related to SAI's monitoring agreement and failure to pay monitoring and other fees. SAI believes that it will prevail on the merits of its arguments. In the event that SAFE prevails for amounts in excess of the $2.3 million accrued for on SAI's balance sheet as of September 30, 2001, SAI may need to seek additional resources to satisfy any amounts ultimately found to be due.

         As of November 12, 2001, SAI has an unrestricted cash balance of approximately $6.6 million as a result of the transactions described above. SAI currently believes that the net proceeds from these transactions will be adequate to meet the Company's cash requirements through fiscal 2002.

         In August 2001, SAI hired a new team of key officers and consultants and elected a new Chairman of the Board of Directors. These individuals along with certain other executives are charged with the responsibility for developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these individuals, we have agreed to pay them, in addition to their base compensation, 100% of the improvement in annualized EBITDA as measured for the quarter ended June 30, 2002 versus the quarter ended June 30, 2001 with a "true-up" at December 31, 2002.

INFLATION

         Management does not believe that inflation had a significant impact on it's results of operations for the periods presented.

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

         On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of SAI's subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1.0 million. To date SAI has not been properly served, and has seen no evidence that its was involved in this incident. If the claim proceeds, SAI will vigorously defend its position.

              On July 3, 2001, Security Alarm Financing Enterprises, L.P. ("SAFE") filed a claim with the American Arbitration Association asserting that we owed them approximately $4.8 million. SAI has denied their claims and has counterclaimed for an amount in excess of $2.0 million. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

         Item 2. Changes in Securities and Use of Proceeds.

            On July 9, 2001, SAI issued 40,000 shares of our common stock to Douglas Oberlander, one of SAI directors, as compensation for past services as a director.

         On August 6, 2001, SAI issued to Foamart Limited, 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock), 710,000 shares of SAI common stock and warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50 per share) in exchange for $4.0 million in cash before expenses. The proceeds of this transaction will be used for general corporate purposes.

         On August 6, 2001, SAI completed the purchase of certain assets of SecurityVillage.com in exchange for 500,000 shares of SAI's common stock and the assumption of certain liabilities with a stated value of approximately $1.1 million. These assets included the intellectual property of SecurityVillage.com and a note receivable in the amount of $1.725 million.

         On August 6, 2001, we issued a total of 149,270 shares of common stock to three employees of SecurityVillage.com as partial settlement of certain liabilities assumed by us in connection with the asset purchase regarding SecurityVillage.com.

         Item 3. Defaults Upon Senior Securities.

         A dispute has arisen regarding a note issued by us to Security Alarm Financing Enterprises, Inc. ("SAFE") related to the sale of assets by SAI to SAFE. SAFE has asserted that the note is due and that we are in default for non-payment. SAI believes that SAFE has defaulted in their related obligations to SAI and therefore SAI is not in default. SAI is in binding arbitration with SAFE to resolve all of the issues surrounding this note and agreement. The arbitration will determine what, if any, amounts are due to either party. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to our security holders for a vote during the third quarter of 2001.

         Item 5. Other Information.

         None

         Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.1 Amendment among McGinn, Smith Acceptance Corp., SAI Funding, Inc. and Security Associates International, Inc. effective as of April 1, 2001

 (b)     Reports on Form 8-K.

         On July 3, 2001, SAI filed a Current Report on Form 8-K, dated July 3, 2001, that reported the proposed merger with KC Acquisition Corp. was cancelled by mutual agreement due to forces outside the companies' control.

         On August 7, 2001, SAI filed a Current Report on Form 8-K, Dated August 7, 2001, that reported: i) the retirement of James S. Brannen as CEO and President, ii) the appointment of Raymond A. Gross as CEO, President and director, iii) the appointment of Stephen J. Ruzika as a director.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Security Associates International, Inc.

Date: November 14, 2001                  By: /s/ Raymond A. Gross
                                                 Chief Executive Officer
                                                 and President

                                         By: /s/ Karen B. Daniels
                                                 Principal Financial Officer