Form 10KSB
period 2001-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-04-16
CIK 851720

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 16, 2002


================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

    X                ANNUAL REPORT UNDER SECTION 13 OR 15(d)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

      Issuer's revenues for the most recent fiscal year: $20,962,000.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the American Stock Exchange on April 12, 2002 was $8,817,000.

      As of April 12, 2002 the registrant had outstanding 9,166,385 shares of $0.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Our definitive proxy statement which is expected to be filed with the Commission not later than May 15, 2002 for our annual meeting of stockholders, expected to be held on or about June 19, 2002, is incorporated by reference into Part III of this Form 10-KSB.

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

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               BUSINESS OVERVIEW

      We provide intrusion, fire and critical condition alarm monitoring services for both residences and businesses. In this capacity we act as subcontractor for independent alarm dealers who have contracted with us to provide alarm monitoring services for their subscribers. Independent alarm dealers are primarily owner-operated companies with less than 10,000 subscribers. Our ability to attract new monitoring business is enhanced and supported by a network of approximately 2,500 independent alarm dealers, to whom we also provide various other support services including but not limited to educational programs, financing referral services and discounts on equipment and related services.

      Recently we have entered into relationships with various third parties interested in offering and referring electronic security services to their respective customers. New business resulting from these relationships is expected to generate new incremental revenue for SAI and its dealer network. These relationships represent a cornerstone of our new growth strategy.

      We were incorporated in 1990 as an Illinois corporation and, through a merger in 1992, we became a Delaware corporation. In addition to our four founders, most of our original stockholders were independent alarm dealers. We conduct our operations directly through central monitoring stations (locations where actual monitoring of the subscriber's system is conducted) that we own.

      Starting in 1997, we embarked on a program of expansion designed to allow us to provide services to independent alarm dealers located throughout the United States. Between 1997 and 2000 we acquired eleven central monitoring stations.

      Prior to June 30, 1999, in addition to our sub-contract (wholesale) monitoring services, we also provided monitoring services directly to residences and businesses. On June 30, 1999, we sold our portfolio of approximately 27,000 owned (retail) subscriber accounts to Security Alarm Financing Enterprises, Inc.
(SAFE).

      The sale of our subscriber accounts to SAFE represented a shift in the strategy of our business. As a result of that transaction, we were able to focus efforts on our core wholesale monitoring business and dealer network to improve quality and offer additional services. Most of the proceeds of the sale of the subscriber accounts went to pay down debt.

      Our revenues consist of recurring monthly revenue ("RMR") earned under written contracts with independent alarm dealers to provide monitoring services for their subscribers. Total revenues increased from $3,782,000 for the fiscal year ended December 31, 1996 to

$20,962,000 for the fiscal year ended December 31, 2001. Our loss per common share for the fiscal year ended December 31, 2001 was $1.71 per share. As a result of the sale of our subscriber account portfolio on June 30, 1999 and our focus on the wholesale monitoring business, our results for the current fiscal year are not completely comparable to our results for all prior periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      As of April 12, 2002, we provide wholesale monitoring services for approximately 330,000 systems which have been installed in residences and businesses. All of these systems are monitored under contracts with approximately 2,500 alarm dealers for subscriber accounts owned by them.

      From January 1, 1996 through April 12, 2002, the number of subscriber accounts we monitored increased from approximately 51,471 to approximately 330,000 We estimate that our central monitoring stations are currently capable of monitoring at least 750,000 subscriber accounts and will be able to monitor in excess of 1 million subscriber accounts by June 2002, without any major new investment.

      In November 2001 our company announced a new strategic direction. This new direction is targeted at strengthening the infrastructure of the "core" operations of the business, as well as positioning our company to offer new growth opportunities for our current and new dealers.

      We have begun a plan to migrate all monitored subscriber accounts, except those in our Ogden, Utah central station, which currently will remain open, to two large monitoring centers. The centers are located in Arlington Heights, Illinois and Pompano Beach, Florida. While these are current center locations, we will significantly upgrade the facilities to be two of the most technologically advanced in the security industry. State-of-the-art equipment will be utilized to offer the most efficient and advanced monitoring services. As of April 12, 2002, we have completed approximately 95% of the migration and expect to fully complete this project by May 31, 2002. We believe that in addition to making our central monitoring stations amongst the most advanced stations in the industry, that this consolidation will significantly improve the cash flow from operations of our company.

      In addition, we introduced a new "web" application that gives our dealers access to mission critical information on their respective customers (subscribers). The access to this information eliminates the need to have a local central monitoring center, and significantly enhances the security and reliability of all monitoring events.

      We have completed all phases of testing and are currently training dealers on the proper use of this new application. We expect the Web product to not only give dealers better control of their data, but that it will significantly reduce the operator activity levels in our central stations, thus resulting in improved efficiencies.

      Another shift in the company's strategy is one that involves an objective to develop relationships with large national firms that will result in new growth opportunities for our dealers. We believe that by leveraging the combined strength of 2,500 dealers, all dealers will have the opportunity to enjoy the benefits that normally only accrue to larger national competitors.

      To fulfill this mission, we targeted certain national companies and other related firms for initial discussions leading to potential relationships.

      An initial result of this effort was the execution of an agreement with Consumer Information Services Inc., ("CIS") in March 2002 whereby John Walsh, host of the TV program America's Most Wanted, will endorse and promote security services "exclusively" through the SAI dealer network.

      Additionally, we announced a joint marketing relationship with a firm that developed a new innovative security device. TattleTale Portable Alarms has developed a product that incorporates all of the standard components of a basic alarm system with a cellular transceiver, which is used to transmit and receive signals to monitoring centers. We believe this combination provides one of the best lines of electronic security in the industry and is installed by simply plugging it into any standard electrical outlet.

      We will continue to actively seek new opportunities with large national firms.

      This new strategy has shown early signs of success and we believe that we will be better able to retain existing dealers and add new dealers to our national network, as well as add incremental high-margin revenue.

                        OUR RELATIONSHIP WITH OUR DEALERS

      Our relationship strategy is currently unlike any other in the security alarm industry. We utilize and support the local image of the independent alarm dealer, while applying SAI's "strength in numbers" of dealers to attract large national firms that provide opportunities for new high margin growth for SAI and its dealers.

      SAI's relationship with its dealers is also significantly influenced by its management team.

      The senior management team is now a blend of individuals with more than 20 years of experience in developing relationships with many of the current dealers, and new leadership from large growth oriented businesses.

      Raymond Gross, Chief Executive Officer (CEO) and Paul Lucking, Chief Operating Officer (COO), joined SAI in August 2001 to guide the company in the execution of its new strategy.

      Mr. Gross has extensive experience in successfully engineering major growth initiatives in the telecommunications and computer services industries, as well as turnaround and growth expertise in the security alarm industry.

      As COO, Mr. Lucking adds the technological and operational expertise with over thirty years of executive level experience with Federal Express, CitiGroup, a division of CitiCorp. and ADT Security Services, Inc.

      Steve Rubin, Senior Vice President was a principal of Davis Marketing Group, a company that specialized in providing consulting services to alarm dealers dating back to the mid 1970s. His experience provides the history and foundation for the current relationships.

      It is this combination of history, reliability, solid growth and operational expertise that uniquely qualifies this management team to develop long-lasting and effective dealer relationships resulting in enhanced shareholder value.

      One of the unique aspects of our positioning in the security alarm industry is what we do not do: we do not install or repair security systems. As a result, we are not viewed as a competitor in the alarm dealer community. Most of our competitors in the monitoring business also sell, install, and repair security systems, and by doing so create a natural conflict with most local alarm dealers.

      Additionally, we have redirected the focus of our sales force. In the past we relied on the "natural increase" in subscriber accounts that occurs as alarm dealers install additional alarm systems for our growth. Therefore, our sales force was centrally located and approached alarm dealers from our home office in Arlington Heights, Illinois. We have redirected our sales effort by organizing a decentralized sales force in strategic regional locations. The design of our marketing programs, however, has remained a centralized function and is aligned to support the field sales effort.

                                INDUSTRY OVERVIEW

      General. The electronic security alarm industry is characterized by a large number of small individually owned companies involved in security alarm system sales, installation, repair and monitoring services. According to Barnes Associates, an investment banking and consulting firm well known in the industry, the top five companies account for approximately 43% of the market, with an estimated 10,000 to 12,000 dealers constituting the remainder of the market. Taken together, however, these 10,000 to 12,000 alarm dealers represent a nationwide presence with expertise in the sale, installation and servicing of low voltage electronic systems. It is the needs of this nationwide market of alarm dealers, and the opportunities they represent, that we seek to target.

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

      The growth in the security alarm industry has been fueled by several factors. We believe the aging of the population and the increase in two-career families have both contributed to an increased focus on the security of the home. Additionally, the events of September 11, 2001 have heightened the level of awareness for all types of security. Security Sales, an industry publication, reported in January 1999 that residences without alarm systems are more than twice as likely to be burglarized as those with systems (14.8% vs. 6.6%) and that commercial sites without alarm systems are 4.5 times more likely to be burglarized than those with systems (7.59% vs. 1.66%). Many insurance companies offer discounts to home and business owners who install alarm systems.

      Several large companies, including Tyco International, Ltd. (the parent of ADT Security Services, Inc.), Brinks Incorporated and Protection One, Inc., are active in the security alarm industry directly or through subsidiaries. We believe that these companies are attracted by the fragmented nature of the industry and its growth potential.

      Several companies have introduced mass-marketing techniques, which have included heavy advertising and low-cost system installations tied to multi-year monitoring contracts. These long-term contracts typically have one-to-five-year initial terms and one-year automatic renewals if they are not canceled. The monthly cash flow generated by the monitoring contracts subsidizes the cost of installations. Large, well-capitalized companies can afford to initially subsidize the costs of installing alarm systems, while independent alarm dealers, who have more restricted access to capital, continue to search for an appropriate competitive response.

                  THE NEEDS OF THE INDEPENDENT DEALER COMMUNITY

      By effectively meeting the needs of the independent dealer community we are able to continue to attract new dealers as well as retain dealers that are already part of our nationwide network. This ability provides tremendous potential for the future growth of SAI.

      Among the major issues confronting independent alarm dealers are:

      Retaining Subscriber Accounts. Independent dealers sell and install alarm systems in homes and businesses and, as part of the same transaction, enter into contracts to provide monitoring services. The monitoring contracts typically have one-to-five-year terms. The dealer generally subcontracts with a third-party central station to provide the actual monitoring. The dealer retains as profit the difference between what it charges the subscriber as a monitoring fee and the cost of buying monitoring services from the third-party central station plus the dealer's general and administrative expenses. This recurring monthly monitoring revenue is an important component of a dealer's total revenue stream. According to SDM Magazine's "Insider Report for 2000", approximately 33% of dealers' revenues consist of these recurring monitoring and service fees.

      Financing. For most independent dealers, their subscriber accounts represent their most substantial asset. Banks and other commercial lenders, which are a very important source of financing for most small businesses, have historically been unwilling to lend against subscriber accounts as collateral or to provide financing for subscriber purchases of alarm systems. Because of their limited access to financing sources, independent dealers have a difficult task competing with the larger companies, who have greater access to capital. This issue has become more pronounced as the market has forced dealers to subsidize the cost of alarm system installations. The inability to turn subscriber accounts into the cash needed to support their businesses and the difficulty they experience in finding financing sources for purchasers of alarm systems are critical concerns of independent dealers.

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

      Improving Profitability. The advent of mass marketing programs offering low or no-money down alarm system installations has had the effect of eroding the end user's perception of what an alarm system should cost. In part due to these pressures, the margins dealers had once enjoyed on the alarm equipment they install has gone down. The end result is a reduction in one of the dealer's traditional key sources of income. This puts great pressure on dealers to find ways to reduce the cost of the equipment they purchase. Equipment margins in other low-voltage product areas such as home entertainment systems remain much higher than those on alarm equipment, encouraging many dealers to enhance their revenues through participating in additional service areas. Even with the downward price pressure, the sales cost of the independent dealer remain high.

      New Business Opportunities. The skills needed to install security alarm systems can also be applied to the installation of other low-voltage systems, such as closed circuit television, home automation, audio and home entertainment centers and satellite dishes. These are all products and services that can be offered to the same customers that buy security systems. We believe that new business opportunities can be developed, but not by independent alarm dealers acting alone. We are continuously seeking new opportunities for ourselves and our dealers through alliances with providers of products and services that are complementary with those that we and our dealers already provide. We have seen that potential partners will embrace this vision and will use our company and our dealer network to offer a broad range of related services without incurring the expense or experiencing the uncertainties of entering unfamiliar product markets or developing a nationwide network of servicing and installing dealers.

FORGING LONG LASTING CUSTOMER RELATIONSHIPS

      Providing High-Quality Monitoring Services to Independent Dealers. A subscriber account represents a stream of income that may continue for many years if the monitoring contracts are extended for additional renewal terms. Subscriber accounts are subject to attrition (cancellation) for many reasons that are beyond the dealer's control, such as nonpayment by the subscriber, the sale of a home or business or, to some extent, lower-cost service offerings by competitors. One element that the dealer can control, however, is attrition due to poor monitoring services provided by the central station from which it purchases those services. Dealers address this problem by contracting with companies that have a demonstrated record of providing high-quality service.

      We strive to own and operate superior central monitoring stations with highly efficient equipment and a well-trained staff to deliver high-quality monitoring services. Our central stations are listed with Underwriters Laboratory (UL). To obtain and maintain a UL listing, a central station must be located in a building meeting UL's structural requirements, have a backup and uninterruptible power supply and have secure telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled. In addition to meeting all of the standard UL requirements, our central stations are capable of supporting a full range of add-on services such as two-way voice communications, cellular transmission, GPS capabilities and long-range radio access.

      Another of our objectives is to substantially increase the number of subscriber accounts to which we provide monitoring services and to increase the profitability of the services we provide. We are adding monitoring capacity and finalizing the consolidation of our monitoring operations to realize additional economies of scale.

      We have also created "SAI University," a comprehensive continuing education program designed to provide our staff with the skills necessary to improve customer service and the quality of the services we provide.

      We have conformed and upgraded the computer systems used in all of our central stations. The system-wide upgrade was designed to:

      - provide a single platform to implement standard operational disciplines across all the monitoring station;

      - implement standard data structures for better efficiencies in each monitoring station;

      - provide a fully redundant system to reduce the risk caused by a potential system failure, adverse weather conditions and to distribute traffic in order to maintain a high alarm response service level; and

      - provide a "web" based platform for common dealer access products, giving the dealer automated testing features, a view of accounts history, and the ability to alter subscriber information.

      We believe that these improvements will allow us to conduct our operations in a more efficient and cost effective manner.

OFFERING FINANCING PROGRAMS TO ALARM DEALERS

      General. Alarm dealers, like many other small businesses, from time to time need financing in order to operate and grow their businesses. The reasons a dealer might need access to cash are extremely varied and include managing cash shortfalls, financing expansion or inventory and subsidizing the costs of system installations. In addition, many dealers would like to be able to offer financing to potential purchasers of alarm systems. As is common with small businesses, access to capital is limited. Access to bank financing is also limited for both dealers and for subscribers who may wish to finance the purchase of an alarm system.

      For many dealers, the most significant assets they own are the contracts for monitoring their subscriber accounts. Unfortunately, such contracts are generally not included as assets against which banks, or finance companies, will lend on a secured basis. This situation creates a dilemma for dealers, and an opportunity for us to strengthen our relationship with our alarm dealers. We have identified certain financing sources that will recognize the value of these assets and thereby enable us to assist dealers in obtaining financing.

      Steve Rubin heads our dealer financing programs. Mr. Rubin has over twenty-eight years of experience counseling alarm dealers concerning their financing options and assisting them with their financing needs.

      Offering Dealers Funding Solutions. Among the funding companies serving the alarm industry today, there is no single company that offers a wide enough array of funding options to qualify as a one-stop resource for dealers seeking funding. By forming funding partnerships with many industry funding sources, we offer the broadest array of account acquisition and loan programs and have achieved as close to a single source funding solution as exists in the industry. This arrangement provides our dealers with a single financing source that can "do their shopping" in an effort to match their needs with an appropriate vendor and then help them through the often complicated funding process.

      Sale of Subscriber Accounts. One method of financing that has developed in the security alarm industry is the sale of subscriber accounts to third parties. While we no longer purchase subscriber accounts, we do offer a referral program for our dealers. In a typical transaction, the alarm dealer will sell subscriber contracts for a price that is determined by applying a multiple to the current recurring monthly revenue generated by that subscriber account. This recurring monthly revenue amount is commonly called RMR in the industry. For example, if a single contract provided for monthly payments of $25 per month it might sell for $750, or thirty times RMR.

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

      All of our funding partners have agreed that all accounts that are funded as a result of a referral from SAI will be monitored in one of our monitoring facilities. This provides for new monitoring revenues and protects our existing business.

PROVIDING TRAINING TO DEALERS

      Offering High-Quality Training Programs. The marketplace in which the independent alarm dealer competes is undergoing rapid change. The presence of large, well-capitalized companies creates a much more competitive environment. We believe our ongoing educational and management development programs are valuable to our network of alarm dealers and add depth and permanence to our relationships with independent dealers. Through these efforts we bring together many of the best trainers and industry experts to deliver programs that independent alarm dealers could not assemble alone. We combine internal staff experience with that of experts from within and outside the industry.

      We have created "SAI University" which is a comprehensive suite of continuing education courses for both our own personnel and alarm dealers. Course offerings will cover technical training, managerial skills and personal professional development related to the security alarm industry. Additionally, we conduct numerous meetings each year at locations around the country where we address issues and opportunities facing the industry. We also host an annual three-day educational conference attended by alarm dealers, where presentations are made by our personnel and other professionals from in and outside the industry, as well as specialists in such fields as finance and marketing as well as motivational speakers.

      Our Audio Insight program supplements these activities. Audio Insight is an audio magazine that is distributed quarterly. Each edition of Audio Insight, hosted by Ron Davis, Chairman Emeritus of our Board of Directors, is a cassette of about ninety minutes in length, which contains ideas, interviews and insights relating to the alarm industry. We also distribute camera-ready customer newsletters that can be individualized by alarm dealers for mailing to their own subscriber base as a marketing tool. The Audio Insight cassette and the customer newsletter program are only available to members of our dealer network.

HELPING DEALERS IMPROVE THEIR PROFITABILITY

      Providing Product and Service Discount Programs. Our extensive list of exclusive support services, products and alliances for dealers is published in a brochure entitled "Added-Values". The brochure provides affiliated dealers with the details and contact information for a broad array of programs, products and services. Affiliated dealers can take advantage of: national pricing on alarm equipment from major manufacturers; discounts on a wide range of promotional products and services, some specific to alarm dealers; discounts on office and business supplies and services; educational forums and materials developed by SAI and industry specific vendors. We believe our "Added-Values" programs comprise the most extensive collection of "free" support services available from any wholesale monitoring provider.

      Providing Revenue Enhancing Opportunities. Our dealers can also increase the value of subscriber accounts by selling add-on services, such as:

      -  security, GPS and Internet-related products and services;

      - two-way voice communications between the subscriber and the central monitoring station;

      - cellular telephone or long-range radio backup to the standard landline telephone links to the central monitoring station; and

      - new products that combine standard security products with cellular services.

We are continually exploring other revenue enhancing opportunities for our dealers.

NEW BUSINESS OPPORTUNITIES

      Assisting Dealers in Exploiting Future Opportunities. Because of the size and geographic coverage of our dealer network and their subscribers, we intend to present our company to service and equipment providers as an easy and cost-effective way of approaching independent installers and their subscribers. We believe that the collective strength of our independent dealer network enables us to more effectively exploit these and other emerging market opportunities, thereby creating future profit opportunities for both us and our dealers.

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

CONSOLIDATION OF OUR CENTRAL STATIONS

      In order to improve efficiency, better manage quality and increase profitability, we have consolidated all of our central monitoring stations, except our monitoring station located in Ogden, Utah, which currently will remain open, into two large central stations, one in Arlington Heights, Illinois and the other in Pompano Beach, Florida. In addition to consolidation, these two large central stations have undergone technical updates to their monitoring system and have expanded capability to include services such as location identification which utilizes Global Positioning Satellite ("GPS") technology. The following lists the central stations we have acquired in the past.

Larger Central Station Acquisitions

      Acquisition of Telecommunications Associates Group, Inc. (TAG) On November 24, 1997, we purchased all of the outstanding capital stock of Telecommunications Associates Group, Inc., an Ohio corporation. TAG was a third-party alarm monitoring company that served approximately 98,000 subscriber accounts (which included approximately 48,000 two-way voice accounts which were scheduled to be, and were, returned to the owner's central monitoring station by December 31, 1998) and 350 independent alarm dealers from central monitoring stations located in Euclid, Ohio and Austin, Texas.

      Acquisition of Texas Security Central, Inc. (TSC) On June 17, 1998, we purchased all of the outstanding capital stock of Texas Security Central, Inc., a Texas corporation. TSC was a third-party alarm monitoring company that served approximately 65,000 alarm monitoring subscribers and approximately 300 independent alarm dealers from central monitoring stations located in Dallas, Texas; Houston, Texas and San Antonio, Texas.

      Acquisition of Alarm Monitoring Services, Inc. (AMS) On November 5, 1999, we purchased all of the outstanding capital stock of Alarm Monitoring Services, Inc., a Washington corporation. AMS was a third-party alarm monitoring company serving approximately 20,000 alarm monitoring subscribers and approximately 150 independent alarm dealers from a central monitoring station located in Seattle, Washington.

      There were no material acquisitions of central stations in fiscal year 2000 or 2001.

Other Acquisitions

      Alert Answering Service. (ALERT) On March 2, 1998, we purchased all of the operating assets of Camak, Inc., d/b/a Alert Communications d/b/a Alert Answering Service, an Ohio corporation. Alert was a third-party alarm monitoring company that served approximately 1,966 subscriber accounts and ten independent alarm dealers and also is a telephone answering service business serving approximately 250 subscribers.

      Guardian Security Systems, Inc. (GUARDIAN) On March 8, 1998, we purchased all of the outstanding capital stock of Guardian Security Systems, Inc., an Ohio corporation. Guardian was a third-party alarm monitoring company that served approximately 3,270 subscriber accounts and fifteen alarm dealers and 1,349 subscriber accounts owned by Guardian from a central monitoring station located in Columbus, Ohio.

      Monitoring Business of Fire Protection Services Corporation d/b/a Mountain Alarm. (MOUNTAIN) On May 8, 1998, we purchased the monitoring business of Fire Protection Service Corporation, a Utah corporation, d/b/a Mountain Alarm. Mountain was a third-party alarm monitoring company that served approximately 7,800 alarm monitoring subscribers and approximately eight independent alarm dealers from a central monitoring station located in Ogden, Utah.

      Reliance Protection Services, Ltd. (RELIANCE) On July 17, 1998, we purchased all of the outstanding capital stock of Reliance Protection Services, Ltd., an Illinois corporation. Reliance was a third-party alarm monitoring company that served approximately 12,000 alarm monitoring subscribers and approximately 100 independent alarm dealers from a central monitoring station located in Schaumburg, Illinois.

      World Security Services Corp. (WORLD) On October 13, 1998, we purchased all of the assets of World Security Services Corp., an Oregon corporation. World was a third-party alarm monitoring company that served approximately 20,000 alarm monitoring subscribers and approximately 180 independent alarm dealers from a central monitoring station located in Portland, Oregon.

      Alarm Central Monitoring, Inc. (ACM) On October 23, 1998, we purchased all of the outstanding capital stock of Alarm Central Monitoring, Inc., a Texas corporation. ACM was a third-party alarm monitoring company that served approximately 13,000 alarm monitoring subscribers and approximately 50 independent alarm dealers from a central monitoring station located in Dallas, Texas.

      Total Electronic Alarm Monitoring, L.L.C. (TEAM) On November 5, 1999, we purchased all of the assets of Total Electronic Alarm Monitoring, L.L.C., a California limited liability company. TEAM was a third-party alarm monitoring company that served approximately 5,000 alarm monitoring subscribers and approximately ten independent alarm dealers from a central monitoring station located in Chino, California.

      Monark Central Dispatch, Inc. (MONARK) On December 8, 1999, we purchased all of the assets of Monark Central Dispatch, Inc., a Louisiana corporation. Monark was a third-party alarm monitoring company serving approximately 35,000 alarm monitoring subscribers and approximately 400 independent alarm dealers from a central monitoring station located in Metairie, Louisiana.

INTEGRATING OUR OPERATIONS AND REALIZING ECONOMIES OF SCALE

      Historically, our central monitoring stations were separately owned and operated by their original owners. Our acquisition and consolidation of the formerly independent monitoring companies has presented us with opportunities to increase the profitability of each of these operations. We seek to exploit these opportunities by eliminating duplicative efforts. In pursuit of this goal we have:

      -  implemented a single centralized accounting system;

      - created a centralized billing, customer service and collections department to service all of our central monitoring stations; and

      - will continue the consolidation of monitoring operations into two central monitoring stations.

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

COMPETITION

      The security alarm industry is highly competitive and highly fragmented. While we do not compete directly with many of the large participants in the industry because we do not install or repair security systems, we are nonetheless impacted by the competitive challenge these participants present to independent alarm dealers.

      Our monitoring services compete with those offered by an estimated 250 companies which offer wholesale monitoring services from UL listed facilities. Most of these companies are small, local operations; however, some are larger and better financed than we are. In addition, we believe there are approximately 1,800 to 2,300 non-UL listed facilities.

      Our competitive strategy has the following basic components: provide the alarm dealer community with high quality monitoring, provide access to financial services at competitive prices and provide dealers with the training, support and access to new business opportunities that will help them compete more effectively and add recurring revenue. We plan to further develop our dealer network which, we believe, will lead to additional marketing opportunities for our dealers from companies that desire access to our dealer network and their subscribers.

REGULATORY MATTERS

      A number of local governmental authorities have adopted or are considering measures aimed at reducing false alarms. Such measures include:

      - subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

      - requiring permits for individual alarm systems and revoking such permits following a specified number of false alarms;

      -  imposing fines or penalties on alarm subscribers for false alarms;

      - imposing limitations on the number of times the police will respond to alarms after a specified number of false alarms; and

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

LEGAL PROCEEDINGS

See Item 3 - Legal Proceedings.

EMPLOYEES

      At April 14, 2002, we employed 230 full time individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relationships with our employees are good.

                                  RISK FACTORS

      You should carefully consider the following factors and the other information contained in this Annual Report before deciding to invest in our company's securities.

WE CURRENTLY HAVE A SHORTAGE OF AVAILABLE CASH WITH WHICH TO SATISFY NEAR FUTURE OBLIGATIONS

      As of April 14, 2002, we have approximately $2,100,000 of cash available to implement our new business programs and to meet obligations that will come due in the near future. If we are unable to meet our near term needs, some of the new initiative may need to be postponed or cancelled altogether. Additionally, we may not be able to meet our short-term obligations as they become due. We are currently seeking additional capital to meet these needs, but there can be no assurance that such capital will be available and if so on terms which would be acceptable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO INCUR SIGNIFICANT ADDITIONAL LOSSES IN THE FUTURE

      We sustained net losses from continuing operations of $6.8 million for the year ended December 31, 1998, $4.0 million for the year ended December 31, 1999, $5.8 million for the year ended December 31, 2000 and $14.2 million for the year ended December 31, 2001. These losses reflect, among other factors, the substantial non-cash charges for amortization of goodwill associated with acquired central monitoring station businesses and the interest on our indebtedness. We expect the new FASB treatment of goodwill and efficiency initiatives including, but not limited to our consolidation program, to have a positive effect on operating results, however there is no assurance that this impact will be significant enough to offset losses in the next few years.

WE HAVE A SUBSTANTIAL AMOUNT OF CONSOLIDATED DEBT, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS PROSPECTS

      We have approximately $23,847,000 of consolidated indebtedness and stockholders' equity of approximately $4,138,000 at December 31, 2001. In addition, we may incur additional indebtedness in the future as part of our business strategy. If we incur additional debt, the risks could intensify.

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

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR OBLIGATIONS

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

ACQUIRING CENTRAL MONITORING STATIONS EXPOSES US TO CERTAIN UNCERTAINTIES

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

      Risks associated with these acquisitions include, but are not limited to, the following:

      - the possibility of unanticipated problems not discovered prior to the acquisition;

      -  possible loss of customers or possible dealer cancellations; and

      - for acquisitions that are structured as stock purchases of other companies, the assumption of unexpected liabilities and the cost of disposing of unnecessary or undesirable assets of the acquired companies.

BECAUSE OUR CONTRACTS WITH OUR DEALERS ARE TYPICALLY SHORT-TERM, WE ARE EXPOSED TO DEALER CANCELLATIONS

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

FALSE ALARM ORDINANCES MAY ADVERSELY AFFECT US

      Many municipalities have expressed concerns about the perceived high incidence of false alarms and the cost of responding to them. This may lead to reluctance on the part of police to respond to alarm signals or slower police responses. If either of these were to occur the demand for new alarm systems or monitoring services could decline. A number of local governments have adopted, or are considering, measures aimed at reducing the cost of responding to false alarms, which could adversely affect our performance. Such measures include:

      - subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

      - licensing individual alarm systems and the revocation of licenses following an excessive number of false alarms;

      -  imposing fines or penalties on subscribers for false alarms;

      - imposing limitations on the number of times the police will respond to alarms after an excessive number of false alarms; and

      - requiring further verification of an alarm signal before the police will respond.

THE NATURE OF OUR BUSINESS EXPOSES US TO POTENTIAL LITIGATION

      Providing fire and burglary alarm monitoring services may expose us to risks of liability for employee acts or omissions and system failure. Most of our alarm monitoring agreements contain provisions limiting our potential liability in an attempt to reduce this risk. However, in the event of litigation there can be no assurance that these limitations will be enforced, and the costs and results of such litigation could have an adverse effect on us. We carry insurance of various types, including general liability and errors and omissions insurance. Our loss experience specifically, and the loss experience of other security service companies generally, may affect the availability and cost of our insurance. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence.

OUR INDUSTRY IS HIGHLY COMPETITIVE

      The security alarm industry is highly competitive and highly fragmented. While we do not compete directly with many of the large new entrants or participants into the industry because we do not install and repair security systems, we are nonetheless impacted by the competitive challenge these entrants present to independent alarm dealers. Our monitoring services compete with those offered by an estimated 1,800 to 2,300 companies. Of those companies an estimated 250 firms offer monitoring services from Underwriters Laboratories listed facilities. Most of the companies providing monitoring services are small, local operations.

OWNERSHIP OF OUR STOCK IS HIGHLY CONCENTRATED

      Our largest stockholder owns approximately 53% of our issued and outstanding voting stock, however its voting rights are limited to 45% of the shares eligible to vote on any matter, as well as the right to designate two members of our board of directors. As a result, this investor currently has the ability to significantly influence the outcome of matters submitted for approval to our stockholders and directors (including the election of directors and any merger, consolidation or sale of all or substantially all of our assets) and our affairs generally. Additionally, our directors and management own or control approximately 1,625,560 additional shares of common stock on a fully diluted basis, the substantial majority of which are currently subject to restrictions on resale under Rule 144, but which may become available for sale and could result in downward pressure on our stock price. Additionally, our directors and management currently hold options to purchase approximately 1,122,000 shares of common stock and will, subject to stockholder approval, have options to purchase an additional 4,200,000 shares of common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

      Our executive offices are located at 2101 South Arlington Heights Road, Arlington

Heights, Illinois. Our central monitoring stations and Dealer Support Centers are located at:

      -  2101 South Arlington Heights Road, Arlington Heights, Illinois;

      -  1471 S.W. 12th Avenue, Pompano Beach, Florida; and

      -  2178 Washington Boulevard, Ogden, Utah;

      We currently hold leases on the following properties, which have subleased where indicated and will seek subleases on the remainder:

      -  1514 East 191 Street, Euclid, Ohio;

      -  9750 Brockbank, Dallas, Texas;

      - 12610 Richmond Avenue, Houston, Texas; This property has been subleased;

      -  1249 N.E. 145th, Seattle, WA;

      -  19334 63rd Place, Kenmore, WA; and

      -  13937 Magnolia Avenue, Chino, CA. This property has been subleased.

      All of our facilities are leased. The following is a summary of the term for each of our leases:

      - The Arlington Heights lease expires December 31, 2010, but can be renewed by us at our option for one additional five year term;

      - The Pompano Beach lease expires December 31, 2003, but can be renewed by us at our option for one additional five year term;

      - The Euclid lease expires December 31, 2006, but can be renewed by us at our option for one additional three year term;

      - The Dallas lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

      - The Houston lease expires June 16, 2003, but can be renewed by us at our option for one additional five year term;

      - The Seattle lease expires May 31, 2002, but can be renewed by us at our option for two additional five year terms;

      - The Kenmore lease expires October 31, 2003, but can be renewed by us at our option for one additional three year term;

      -  The Ogden lease expires April 30, 2003, with no option to renew; and

      -  The Chino lease expires November 30, 2003.

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

      On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of our subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1.0 million which management believes will be fully covered by our insurance should liability be found on our part. SAI will vigorously defend its position.

      On July 3, 2001, Security Alarm Financing Enterprises, L.P. ("SAFE") filed a claim with the American Arbitration Association asserting that we owed them approximately $5.5 million. SAI has denied their claims and has counterclaimed for an amount in excess of $2.0 million. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

       In January 2002, KC Acquisition Corp filed a complaint alleging certain claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp including some that KC Acquisition believes nullifies the note receivable. SAI filed a counter-claim. Subsequently both parties agreed to settle all claims against each other. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

      From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to our stockholders for a vote during the fourth quarter of 2001.

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

                                                    LAST REPORTED SALE
                                                      HIGH       LOW

2000     First Quarter...........................    $4.00      $2.00
         Second Quarter..........................    $5.63      $3.38
         Third Quarter...........................    $3.50      $2.38
         Fourth Quarter..........................    $2.88      $0.81
2001     First Quarter...........................    $3.24      $0.75
         Second Quarter..........................    $2.50      $1.50
         Third Quarter...........................    $2.49      $2.00
         Fourth Quarter..........................    $2.33      $1.71
2002     First Quarter...........................    $2.00      $1.07
         Second Quarter  (Through April 12, 2002)    $1.42      $1.00

      On April 12, 2002, the last reported sale price of our common stock was $1.22 per share. At April 12, 2002, we had approximately 241 stockholders of record, not including beneficial owners whose stock is held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

      Since January 1, 1999, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

      Issuances for Services

      On March 31, 1999, we issued: 35,160 shares of common stock to a former employee as a distribution from our Supplemental Employees' Retirement Plan upon his termination as an employee; 1,405 shares of common stock to a consultant in payment for services; and 12,931 shares of common stock to employees, as stock bonuses for their performance.

      On June 30, 1999, we issued 1,497 shares of common stock to a consultant in payment for services.

      On September 30, 1999, we issued 1,652 shares of common stock to a consultant in payment for services.

      On December 30, 1999, we issued 1,846 shares of common stock to a consultant in payment for services.

      On January 19, 2000 we extended the expiration date on options to purchase 50,000 shares of common stock (25,000 shares at $2.00 per share and 25,000 shares at $3.00 per share) held by Buttonwood Advisory Group, Inc., to June 15, 2000.

      On March 31, 2000, we issued 1,500 shares of common stock to a consultant in payment of services.

      On June 30, 2000, we issued 1,200 shares of common stock to a consultant in payment for services.

      On September 23, 2000, we issued 3,000 shares of common stock to correct an entry error on our list of stockholders.

      On September 29, 2000, we issued 1,335 shares of common stock to a consultant in payment for services.

      On December 29, 2000, we issued 2,001 shares of common stock to a consultant in payment for services.

      On July 9, 2001, we issued 40,000 shares of common stock to Douglas J. Oberlander, one of our directors, as compensation for past services as a director.

      On August 6, 2001, we issued 149,270 shares of common stock to three employees of SecurityVillage.com as partial settlement of certain liabilities assumed by us in connection with the purchase of certain assets of SecurityVillage.com.

      On April 25, 2001, our Board of Directors authorized the issuance of 525,000 shares of common stock to Thomas J. Salvatore, one of our directors, as compensation for past services.

This issuance is subject to shareholder approval and will be presented to our shareholders at our next annual meeting.

      No underwriters were engaged in connection with the foregoing issuances of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Issuances were made to a very limited number of purchasers. We received no cash consideration.

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

      On August 9, 2000, we issued 100,000 shares of common stock to Thomas J. Salvatore, the sole Managing General Partner of TJS Partners, L.P., and one of the company's directors, upon exercise of options, for an aggregate purchase price of $250,000.

      No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.

Sale of Securities to Foamart Limited

      On August 6, 2001 we issued to Foamart Limited, 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of common stock), 710,000 shares of common stock, and warrants to purchase 1,815,000 shares of common stock (at an exercise price, $3.50 per share, expiration date, August 5, 2011) in exchange for $ 4.0 million.

      No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.

SecurityVillage.com Transactions

      On August 6, 2001, in two separate transactions, we issued a total of 500,000 shares of common stock to SecurityVillage.com and its designees in exchange for the assumption of certain liabilities with a stated value of $1.1 million and a promissory note in the principal amount of $1,500,000 issued by Monitoring Acquisition Corp. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.

Sale of Securities to EGI - Fund (01) Investors, L.L.C.

      On October 3, 2001 we issued to EGI - Fund (01) Investors, L.L.C., 20,000 shares of Series B Preferred Stock (convertible into 2,000,000 shares of common stock) and warrants to purchase 2,000,000 shares of common stock (at an exercise price of $2.50 per share which expire on October 31, 2005) in exchange for $ 5.0 million.

      No underwriters were engaged in connection with the foregoing sales of securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. Sales were made to a very limited number of purchasers.

Exercise of Options and Warrants

      On June 21, 1999, 25,000 shares of common stock were issued upon exercise of options for an aggregate exercise price of $ 25,000.

      On July 7, 1999, TJS Partners, L.P. exercised options to purchase 250 shares of Convertible Preferred Stock for a total consideration of $25,000.

      On October 10, 1999, 65,000 shares of common stock were issued upon the exercise of options for an aggregate exercise price of $71,250.

      On November 17, 1999, TJS Partners, L.P. exercised options to purchase 650 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $71,250.

      On April 14, 2000, 25,000 shares were issued upon the exercise of options for an aggregate exercise price of $25,000.

      On April 26, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for a total consideration of $25,000.

      On May 10, 2000, 25,000 shares of common stock were issued upon the exercise of options for an aggregate exercise price of $50,000.

      On May 23, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $50,000.

      On May 23, 2000, Thomas J. Salvatore, one of the company's directors, exercised options to purchase 90,000 shares of common stock for an aggregate exercise price of $326,250.

      On May 25, 2000, 25,000 shares of common stock were issued upon the exercise of options for an aggregate exercise price of $25,000.

      On June 12, 2000, TJS Partners, L.P. exercised options to purchase 250 shares of Series A Convertible Preferred Stock for an aggregate exercise price of $25,000.

      On June 12, 2000, Thomas J. Salvatore and Douglas J. Oberlander two of the company's directors, purchased 85,000 and 25,000 shares of common stock, respectively for aggregate exercise prices of $285,250 and $68,750, respectively.

      On June 15, 2000, James S. Brannen, the company's then President and Chief Executive Officer and one of the company's directors, exercised options to purchase 22,222 shares of common stock for an aggregate exercise price of $99,999.

      On September 29, 2000, 25,000 shares of common stock were issued upon the exercise of options for an aggregate exercise price of $25,000.

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

USE OF PROCEEDS OF SECURITIES SOLD PURSUANT TO OUR REGISTRATION STATEMENT

      On October 20, 1997, our first Registration Statement on Form S-1 (Registration No. 333-31775 under the Securities Act was declared effective and we commenced our offering which was discontinued on June 6, 2001. The prospectus also covered 777,088 shares of common stock which may have been offered for sale by certain selling stockholders. We did not receive any proceeds from the securities issued by us pursuant to the Dealer Partner Program. However, the exercise of the warrants will require the exercising warrantholder to pay us $6.00 per share of common stock purchased upon exercise which will be used for general corporate purposes.

      No underwriter was engaged in connection with the offering. The aggregate offering price of the common stock and warrants registered on our behalf was $12,000,000 and the aggregate offering price of the common stock registered on behalf of the selling stockholders was $4,668,528. No separate offering price was assigned to the warrants.

      We estimate that we incurred a total of $282,119 in expenses in connection with the offering. Those expenses are estimated to be as follows: legal $140,000; accounting $65,500; printing $74,225 and registration fees $2,394. All of these expenses represent payments to unrelated third parties and there were no direct or indirect payments to our directors or officers or their associates, or to any party owning ten percent or more of any class of our equity securities or any of our members. We issued 500,110 shares of common stock and warrants to purchase 121,104 shares of common stock in connection with the offering.





                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                             SELECTED FINANCIAL DATA

      The following selected financial data for the fiscal years ended 1997 through 2001 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                            Years Ended December 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Pro Forma                   Pro Forma
                                     1997          1998         1998(1)        1999         1999(2)        2000          2001
                                  ----------------------------------------------------------------------------------------------
Statement of Operations Data:

Revenues ....................     $   10,814    $   20,203    $   17,146    $   22,689    $   18,969    $   22,215    $   20,962
Operating (loss) ............     $   (2,662)   $   (3,406)   $   (2,130)   $   (2,931)   $   (2,592)   $   (4,169)   $  (10,642)
Net (loss) available to
  common stockholders .......     $   (4,938)   $   (6,798)   $   (3,904)   $   (4,047)   $   (4,631)   $   (5,752)   $  (14,245)
Net loss per share ..........     $    (1.16)   $    (1.06)   $    (0.61)   $    (0.59)   $    (0.66)   $    (0.77)   $    (1.71)
Shares used in computing net
  loss per share ............      4,266,151     6,394,048     6,429,048     6,897,200     6,980,533     7,444,161     8,344,609

----------
(1) The pro forma data for the year ended December 31, 1998 gives effect to all acquisitions made during fiscal year 1998 and the sale of our owned subscriber accounts as if they had occurred January 1, 1998.

(2) The pro forma data for the year ended December 31, 1999 gives effect to the sale of our owned subscriber accounts as if it had occurred on January 1, 1999.

                            Years Ended December 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                1997       1998        1999        2000        2001
                              -------------------------------------------------------
Balance Sheet Data:

Cash and restricted cash      $  5,522   $  1,481    $    631    $     53    $  5,814
Working capital (deficit)     $  1,625   $ (4,450)   $ (3,849)   $ (2,795)   $ (1,042)
Total assets ............     $ 36,009   $ 47,526    $ 33,341    $ 32,505    $ 34,201
Total debt ..............     $ 22,919   $ 35,981    $ 14,287    $ 18,152    $ 23,847
Total stockholders'
equity ..................     $  7,231   $  3,869    $ 14,166    $ 10,268    $  4,138

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




                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                              RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected statements of operations data:

                                                          Years Ending December 31,
                                                    (in thousands, except per share data)

                                                     1999           2000           2001
                                                  ----------     ----------     ----------

Net Revenue                                       $   22,689     $   22,215     $   20,962

Operating Unit Expense                                14,900         17,182         16,059
                                                  ----------     ----------     ----------

Operating Unit Margin                                  7,789          5,033          4,903

Operating Expenses:

    Amortization & depreciation                        5,714          4,710          4,202

    General & administrative                           2,931          2,556          4,876

    Selling & marketing                                2,075          1,937          1,880

    Deferred compensation expense                       --             --             --

    Acquisition related expenses                        --             --            1,022

    Restructuring expenses                              --             --            1,400

    Other expenses                                      --             --            2,165
                                                  ----------     ----------     ----------

Loss From Operations                                  (2,931)        (4,170)       (10,642)

Gain On Sale Of Owned Subscriber Accounts              1,899           --             --

Interest Expense                                      (2,565)        (1,583)        (3,603)
                                                  ----------     ----------     ----------

Net Loss                                              (3,597)        (5,753)       (14,245)

Dividends Accrued On Preferred Stock                     450           --             --
                                                  ----------     ----------     ----------

Net Loss To Common Stockholders                   $   (4,047)    $   (5,753)    $  (14,245)

Net Loss Per Share                                $     (.59)    $     (.77)    $    (1.71)

Total Weighted Average Number Of Common Shares
  Outstanding                                      6,897,200      7,444,161      8,344,609

      The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                              Years Ending December 31,

                                              1999      2000      2001
                                              ------------------------
Net Revenue                                   100%      100%      100%

Operating Unit Expense                         66%       77%       77%

Operating Unit Margin                          34%       23%       23%

Operating Expenses:

     Amortization & depreciation               25%       21%       20%
     General & administrative                  13%       12%       23%
     Selling & marketing                        9%        9%        9%
     Deferred compensation expense             --        --        --
     Acquisition related expenses              --        --         5%
     Restructuring expenses                    --        --         7%
     Other expenses                            --        --        10%

Loss From Operations                          (13)%     (19)%     (51)%

Gain On Sale Of Owned Subscriber Accounts       8%       --        --

Interest Expense                              (11)%      (7)%     (17)%

Net Loss                                      (16)%     (26)%     (68)%


                              RESULTS OF OPERATIONS

2001 COMPARED TO 2000

      Net Revenue. Net revenues for the year ended December 31, 2001 decreased 5.6% to $20,961,815 from $22,215,282 for the year ended December 31, 2000. The decline in net revenue was primarily due to a decrease in the number of dealer accounts monitored in SAI's central stations, offset by increases in the average monthly recurring revenue per account monitored. The decline in the number of accounts monitored reduced revenue by $1,653,200 for the year ended December 21, 2001. The increase in the average monthly revenue per account monitored offset these decreases by increasing revenue $399,733 for the year ended December 31, 2001. For the year ended December 31, 2001, SAI experienced approximately an 8.3% attrition rate in the number of accounts monitored in central stations versus a 6.9% attrition rate in 2000. The increase in the attrition rate is principally due to: i) cancellations which occur during a consolidation, ii) general economic conditions turning less favorable in 2001 and iii) full service providers who continue to consolidate the alarm industry. SAI expects that attrition will continue at a higher than normal rate during any period in which it consolidates central stations.

Operating Unit Expenses and Operating Unit Margin. Operating unit expenses for the year ended December 31, 2001 decreased by 6.5% to $16,058,464 from 17,181,602 for the year ended December 31, 2000. The benefits of SAI's central station consolidation effort, which is designed to increase operating margins by increasing the average number of accounts monitored by each central station operator are continuing to be realized. The $1,123,138 in reduced operating unit expenses between the year ended December 31, 2001 and the year ended December 31, 2000 is directly attributable to that effort. A reduction of direct wages and facility expenses of $944,644 account for the majority of the decrease.

      The operating unit margin attributable to the central station operations increased from 22.7% in 2000 to 23.4% in 2001. The increase in margin is primarily attributed to the benefits of SAI's central station consolidation effort, which is designed to increase operating margins.

Operating Expenses. Amortization and depreciation expense decreased by $507,999 from $4,709,689 in 2000 to $4,201,690 in 2001 or 10.8%. The decrease in amortization and depreciation expenses was a result of a central station acquisition being fully amortized offset by additional depreciation expense for the central station upgrades.

      General and administrative expenses for the year ended December 31, 2001 amounted to $4,876,236 compared to $2,555,749 for the year ended December 31, 2000, an increase of $2,320,487. Increases in professional fees, relating to the consolidation project, consulting fees, accounting fees and directors fees were accounted for approximately $892,000 of the increase. Payroll and related expenses contributed an additional $659,000 to the twelve month increase with approximately $474,000 of this attributable to severance for SecurityVillage.com employees. Additional expenses of approximately $440,000 were incurred during 2001 to complete the SAFE reprogramming project through 2002. The remaining increase is other expenses incurred for additional rent expense as a result of new office space for SAI's home office, which moved in early 2001 and additional travel expenses incurred by the new management team.

      Selling and marketing expenses decreased by $57,146 from $1,937,322 to $1,880,176 or 2.9%. The decrease is primarily attributed to non-cash expenses related to the dealer stock incentive program, which was $233,858 in 2001 and $302,352 in 2000.

Acquisition Related Expenses. Acquisition related expenses of $1,022,290 are comprised of a $500,000 break-up fee and the write-off of $522,290 of capitalized expenses related to the aborted KC Acquisition Corp. transaction.

      Restructuring Expenses. In November 2001, the Company announced a new strategic direction and initiated certain activities designed to restructure its core operating platform resulting in a charge to operations of approximately $1,400,000. The new direction is targeted at strengthening the infrastructure of the "core" operations of the business, as well as positioning the Company to offer new growth opportunities for our current and new dealers. The primary initiative was to consolidate the central monitoring centers from six regional centers to three centers. Actions began in November to close the centers in Cleveland, OH; Dallas, TX; and Seattle, WA. Dealer accounts from these centers were reassigned to either the center in Arlington Heights, IL or Pompano Beach, FL. The facility in Ogden, Utah will remain operating as a small regional central station. These actions resulted in the termination of approximately 131 employees. The components of the restructuring charges are set out below:

    Severance for operators and administrative staff                 $     466,522
    Consulting fees and broadband expenses                                 124,200
    Travel expenses                                                        190,000
    Facility & equipment leases, net of anticipated lease amounts          592,000
    Other                                                                   27,000
          Total restructuring expense                                   $1,399,722
          Less: Payments made during 2001                                 (155,920)
                Restructuring reserve, December 31, 2001                $1,243,802

      OTHER EXPENSES. Other expenses of $2,164,891 are principally comprised of
(i) legal fees of $450,000 for litigation related to prior transactions with SAFE and KC Acquisition (ii) write-off of $396,000 for assets relating to out-dated GPS technology which have been abandoned and (iii) approximately $184,000 in other one-time expenses. In conjunction with the Company taking a new strategic direction in fourth quarter of 2001, the Company agreed to a settlement of $1,136,000 for existing employment agreements with two directors of the Company. In 2001, $250,000 has been paid, $532,436 will be paid in 2002 and $353,281 will be paid in 2003 and beyond. The legal fees discussed above are not considered normal operating expenses, but relate to the SAFE and King litigation as discussed in liquidity.

      Interest Expense. Interest expense increased from $1,583,344 in 2000 to $3,603,218 in 2001, an increase of $2,019,874 or 127.6%. The increase in interest expense is due to an increase in debt of $7,594,048, the write-off of the FINOVA loan origination fees of $456,257, amortization of the original issue discount of $410,933 and an increase of $209,000 interest expense accrued on the $1.8 million SAFE note payable.

2000 COMPARED TO 1999

      Net Revenue. Net revenues for 2000 were $22,215,282 compared to $22,689,132 for the same period in the prior year, a decrease of 2.1%. The change in revenue was due to an increase in revenues from central station operations of $3,246,319, or 17.1%, and a decrease in revenue from the retail operation of $3,720,169. Monthly billed revenue decreased

$85,000 during the year. This decrease is the result of our canceling dealers for non-payment and dealers either selling their businesses or moving accounts to other central stations. The decrease also reflects a reduction of $.12 per account in the average price charged for services. The total number of accounts monitored at December 31, 2000 was approximately 382,000, a decrease of just over 20,000 accounts during the year. The increase in central station revenues is due to acquisitions completed in 1999. The decrease in revenue from the retail operation is due to the sale of the owned accounts that occurred on June 30, 1999.

      Operating Unit Expense and Operating Unit Margin. Operating unit expense increased by $2,281,915 from $14,899,687 to $17,181,602, or 15.3%. The increase in operating unit cost attributable to central station operations was $3,229,712, or 21.7%. The decrease in operating unit cost attributable to retail operations was $947,797. The increase in central station costs is due to acquisitions completed in 1999. The decrease in retail costs is due to the sale of the owned accounts that occurred on June 30, 1999.

      The margin attributable to the central station operations decreased from 29.4% in 1999 to 22.8% in 2000. The margin attributable to our owned subscriber account portfolio was 53.2% in 1999. The total margin decreased from 34.3% in 1999 to 22.7% in 2000 due to the sale of the owned accounts. The reason for the decrease in margin attributable to the central station operations is due to the startup operation in California which lost approximately $434,000 and the New Orleans acquisition which lost approximately $32,000 before its operations were consolidated into our Houston facility. Other factors contributing to the decrease in margin include an increase in infrastructure costs, primarily IT support personnel, and an increase in bad debt expense. These two factors represent an increase in costs of approximately $500,000. Sales allowances and credits given to dealers increased by approximately $450,000.

      Operating Expenses. The decrease of amortization and depreciation expense by $1,004,201 from $5,713,890 to $4,709,689 in expenses is related to the increased amortization of goodwill of $456,065, due to acquisitions of central stations completed over the previous twelve months, combined with a decrease in amortization related to the retail operation of $2,319,183. Depreciation expense increased by $858,917 due to a full year's depreciation on computer hardware and software upgrades installed during 1999.

      General and administrative expenses decreased by $375,671 from $2,931,420 to $2,555,749, or 12.8%, due to the sale of the owned accounts and a realignment of management responsibilities in the central stations.

      Selling and marketing expenses decreased by $138,038 from $2,075,360 to $1,937,322, or 6.7%. Included in these expenses were non-cash expenses related to the dealer stock incentive program of $302,352 in 2000 and $255,282 in 1999.

      Gain on Sale of Owned Subscriber Accounts. The gain from the sale of the owned accounts of $2,649,184, reported for 1999 is the result of the sale of the owned account portfolio, which occurred on June 30, 1999. The gain reflects the total cash proceeds of $22,800,000 less the net book value of the account portfolio and the net book value of goodwill related to the purchase of the owned accounts. Subsequently, in December 1999, approximately $750,000 in additional accruals were booked related to the sale of retail accounts, thus reducing the gain to $1,899,155.

      Interest Expense. Interest expense decreased by $981,221, or 38.3%, from $2,564,565 to $1,583,344. This was primarily due to the reduction in the FINOVA debt by $20,000,000 and the conversion of $10,000,000 of subordinated debt to preferred stock on September 30, 1999.

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

      Operating Unit Expense and Operating Margin. Operating Unit Expense includes all costs directly attributable to each operating unit rendering monitoring services. During 1998 and until June 30, 1999, these expenses also included the customer service function related to our owned subscriber account portfolio. These expenses increased from $12,610,489 in 1998 to $14,899,687 in 1999, or 18.2%. Expenses related to the central station operation increased from $10,291,901 in 1998 to $13,952,037 in 1999, or 35.6%. This increase was primarily attributable to acquisitions of central stations in 1998 and 1999 and to the hiring of additional personnel devoted to quality assurance and training. The margin attributable to the central station operations decreased from 29.8% in 1998 to 29.4% in 1999. Expenses related to our owned subscriber account portfolio decreased from $3,723,986 in 1998 to $1,746,967 in 1999 due to the sale of our owned subscriber account portfolio on June 30,1999. The margin attributable to our owned subscriber account portfolio was 46.4% in 1998 and 53.2% in 1999. The increase was due to the greater number of owned subscriber accounts in 1999, which allowed us to increase efficiency. Inter-company revenue and costs decreased from $1,405,398 in 1998 to $799,318 in 1999 due to the sale of our owned subscriber accounts on June 30, 1999.

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

      General and administrative expenses increased by $384,485, or 15.5%, from $2,488,058 to $2,546,935 due to central station acquisitions.

      Selling, marketing and business development expenses increased by $461,353, or 28.6%, from $1,614,007 to $2,075,360. We decentralized our sales efforts in 1999 to better serve our customers. We added six salespeople to cover our regional sales areas. We also increased our marketing initiatives to focus on growth in existing central stations. Included in these expenses are $255,282 of non-cash expense related to our stock based dealer incentive plan. Dealer incentive expenses increased by $184,880 in 1999.

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

      CAPITAL EXPENDITURES

      We made capital expenditures during 2001 and 2000 totaling $1,448,340 and $2,750,983, respectively. Of these capital expenditures in 2000, approximately $950,000 related to the installation of new financial and operating systems. In 2000 and 2001, approximately $1,800,000 and $523,000 respectively, was spent on a new facility for the central station located in Illinois. Capital expenditures in 2001 included $725,000 for Webnet and GPS. SAI's Webnet application is designed to provide dealers with up-to-minute control of data for their customers. The company believes that this program is an essential dealer benefit and will help eliminate the need for local monitoring from a dealer's perspective. The Global Positioning Satellite ("GPS") application is in line with the company's strategy to provide new technology for its dealers and their customers. GPS services allow customers to use a hand-held cellular phone as a personal security device that communicates with an SAI central monitoring center. The remaining expenditures in both years relate primarily to new phone systems in the central stations and the purchase of computer equipment.

      LIQUIDITY AND CAPITAL RESOURCES

     During 2001, we experienced a $5.8 million increase in our cash balance. The increase was the result of the completion of a new long-term debt financing agreement that after repayments and other related items provided $5.2 million, the issuance of Capital Stock that provided $7.8 million, offset by cash used in operating activities in the amount of $5,808,921 and the purchase of fixed assets in the amount of $1.4 million.

      On June 30, 1999, SAI sold its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises (SAFE) for $22.8 million. At that time, SAI also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1.8 million bearing 8% interest was to have been deemed paid in full. A dispute has arisen as to: (1) whether SAI has fulfilled its obligations under the agreement, and (2) whether SAFE met all of its contractual commitments. SAI and SAFE have entered in to a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI has filed its response on August 1, 2001. SAFE is claiming approximately $2.5 million dollars as principal and interest on the note (through April 15, 2002) plus approximately $3.0 million in additional damages based on various other breaches of the asset purchase agreement, relating to reprogramming expenses and the adequacy of SAI's disclosures in addition to unspecified consequential damages. The note calls for default interest at the rate of 14% per annum after fourteen months from the date of issuance. SAI has asserted that no amount is due under the note and that SAI did not breach any of the provisions of the asset purchase agreement as to which SAFE has made claims. SAI has counterclaimed and is seeking approximately $2.0 million in damages based on SAFE's breaches of its obligations under the asset purchase agreement in failing to use SAI's central stations as SAFE's preferred provider of monitoring services, failure to abide by certain conditions related to SAI's monitoring agreement and failure to pay monitoring and other fees. SAI believes that it will prevail on the merits of its arguments. In the event that SAFE prevails for amounts in excess of the $2.3 million accrued for on SAI's balance sheet as of December 31, 2001, SAI may need to seek additional resources to satisfy any amounts ultimately found to be due.

      During the first quarter of 2001, we entered into a new financing agreement with McGinn, Smith Acceptance Corp. ("McGinn"). Net proceeds under the agreement totaled approximately $22 million, which is net of a $2.3 million original issue discount and a $.5 million mandatory debt service reserve. The proceeds $16.4 million was used to settle all outstanding notes payable to FINOVA Capital Corporation ("FINOVA"). In conjunction with the retirement of the FINOVA debt, SAI wrote-off the remaining loan origination fees of $.456 million. Principal payments to McGinn during fiscal 2001 were approximately $.894 million and approximately $2.3 million is due during fiscal 2002. With completion of the McGinn financing, SAI's total debt at December 31, 2001 has increased by approximately $.569 million when compared to total debt at December 31, 2000. The agreement contains certain covenants, including required amounts of recurring monthly revenue ("RMR") and cash collections. In the event of default McGinn, may replace SAI as collection agent and remove SAI as the central monitoring station, resulting in a loss of monitoring fees and all associated net revenue after fees.

      During the third quarter of 2001 and the first quarter of 2002, we were out of compliance with two covenants contained in the McGinn financing agreement. The agreement required that the monitoring contracts used to collateralize the financing must yield a defined level of RMR and a defined level of cash collections. SAI obtained amendments for the covenants described above which set out new minimum requirements or waived the event of default. Under the amendments we must maintain a minimum of $1.6 million in RMR through out of the agreement. Currently, these alarm contracts yield approximately $1.7 million. We anticipate the recurring monthly revenue will decrease to some extent as a result of the consolidation effort and the elimination of non-profitable accounts. In management's opinion, there should be adequate RMR and cash collections to satisfy the awarded loan covenants during 2002.

      On August 6, 2001, in a series of transactions with Foamart Limited and SecurityVillage.com, accounted for as the issuance of various equity instruments for cash and a note, SAI issued (a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock), (b) 1,210,000 shares of SAI common stock, (c) warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50 per share), with lives of ten years and (d) assumed $1,100,000 of liabilities which included 149,270 shares of common stock issued to SecurityVillage.com employees for past services in exchange for $4,000,000 in cash and a note receivable in the principal amount of $1,500,000 plus interest of $225,000. This note has matured and was payable to SAI on December 31, 2001. In January 2002, this note was declared in default and KC Acquisition Corp has made claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp that KC Acquisition believes nullifies the note receivable. SAI filed a counter-claim. Subsequently both parties have agreed to settle all claims against each other. KC Acquisition will pay to SAI $900,000 in installments of $20,000 per month beginning April 15, 2002 through December 15, 2002 and will pay the balance of $720,000 on December 31, 2002.

      On October 3, 2001, SAI issued to EGI-Fund (01) Investors, L.L.C., 20,000 shares of Series B Preferred Stock (convertible into 2.0 million shares of common stock) in exchange for $5.0 million in cash and a four year warrant to purchase 2.5 million shares of common stock at $2.50 per share in exchange for $1,000.

      Expenses relating to the issue of the Series A and B Stock described above amounted to $.495 million.

     SAI's loss from operations for the twelve months ended December 31, 2001 increased to $10,641,654 from $4,169,080 for the twelve months ended December 31, 2000. Included in this loss from operations in 2001 are costs related to the aborted acquisition of KC Acquisition Corp as well as restructuring and other expenses amounting to $4,586,903 During the third quarter of 2001 management of SAI commenced a strategic review of the SAI's business operations and its corporate organizational structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing our core operation. The objectives of the review were to set out a plan to improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, and servicing capabilities supported by upgraded management information systems. This review was completed during the fourth quarter of 2001 and implementation of a plan to consolidate our monitoring centers to three from six commenced. It is currently anticipated that the consolidation should be substantially complete by the end of the second quarter of 2002. Once complete management believes that based upon the efficiencies to be achieved derived SAI should be able to provide positive cash from operations no later than the second quarter of 2002. Notwithstanding the projected effects from the consolidation we currently anticipate that we will utilize $5 million in cash during 2002 which includes approximately $2.3 million in principal repayments, anticipates capital expenditures of approximately $.8 million and payments relating to restructuring, severance and other related items should range between $1.4 million and $1.5 million.

      In August 2001, the Company's Board of Directors accepted and approved the assignment of an agreement between Mr. Raymond Gross, Mr. Stephen Ruzika,
Mr. Paul Lucking and, Mr. Thomas Salvatore. The agreement sets out that these individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI has executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy.

      As of April 14, 2002, SAI has an unrestricted cash balance of approximately $2.1 million as a result of the transactions and events described above. SAI believes that it will have the funds necessary to complete operational obligations such as the completion of the consolidation plan as well as normal course of business expenditures through the end of 2002, but this may come in to question if certain assumptions are not met. These assumptions include: certain levels of revenue, which include new and cancelled business as well as expenses and headcount reductions through efficiencies in the three remaining facilities. However, without additional capital injections or restructuring of existing debt payments including deferring existing principal payments on our loans, we will not have the ability to pay the EBITDA obligations to the management team or pay any liability incurred as a result of the SAFE litigation. If we are unable to meet these obligations, SAI may become a party to litigation. In such an instance, should judgement be entered against SAI, the prevailing parties would be treated as unsecured creditors of SAI. In an effort to address the ongoing liquidity needs described above we are in current discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt providers, certain key officers and consultants as well as other third parties regarding providing additional capital resources or agreeing to defer payments which are due or may become due during 2002. Based upon discussions to date we are optimistic that new capital may be made available and payments may be restructured in such a manner that will satisfy SAI's cash requirements for 2002. However, management cannot give any assurance that these discussions will be successful.

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

      On January 17, 2001, we refinanced all of our existing indebtedness with FINOVA with the proceeds of a loan from McGinn, Smith Acceptance Corporation. This loan consists of a senior tranche of $19.0 million gross and a junior tranche in an amount of $5.840 million.

      The senior tranche bears interest at 10.5% and matures in five years and the junior tranche bears interest at 12.5% and matures in five years. In addition, an original issue discount of $2.3 million was paid from the net proceeds of the loan.

      Our loan with McGinn, Smith Acceptance Corporation is secured by all of our accounts receivable and the related monitoring contracts. Among other covenants, we are required to maintain three financial ratios: i) collateral coverage ratio of not less than 180%; ii) collections of at least $1,500,000 per month on our receivables; iii) average recurring monthly revenue under our monitoring contracts of a minimum of $1.6 million.

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

      We incur debt from two sources: senior debt from financial institutions and a note related to the sale of our retail account portfolio. At December 31, 2001, we had $18.1 million in senior debt due to McGinn at an interest rate of 10.5% and $5.84 million in junior debt due to McGinn at an interest rate of 12.5%. The total credit, senior and junior, included an original issue discount of $2.3 million. We also have a note due currently of $1.8 million at an 8% annual rate for the first fourteen months (September 2000) and 14% until paid. There is a dispute concerning our obligations under the note. It cannot be determined when or if we will have to pay all or part of the note. We do not have exposure to foreign currency fluctuations and do not use derivatives for trading purposes.

      INTEREST RATE RISK

      The table below provides information about our debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related average interest rates by expected maturity dates.

(dollars in millions)         Maturity  Date

                                2002       2003       2004       2005       2006      Total     Fair Value
                              -------    -------    -------    -------    -------    -------    ----------
Fixed Rate Debt               $ 1.800                                                $ 1.800      $ 1.800
Average Interest Rate    *         14%                                                  14.0%

Fixed Rate Debt-Senior        $ 2.266    $ 3.545    $ 4.924    $ 6.467    $  .904    $18.106      $18.106
Average Interest Rate           12.36%     12.36%     12.36%     12.36%     12.36%     12.36%

Fixed Rate Debt-Junior                                                    $ 5.840    $ 5.840      $ 5.840
Average Interest Rate                                                       14.36%     14.36%

* Interest rate increased from 8% to 14% On September 1, 2000.






                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

ITEM 7. FINANCIAL STATEMENTS

SECURITY ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
As of December 31, 2000 and 2001
Together With Auditors' Report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     NAME                    AGE     POSITION

     Ronald I. Davis          63     Chairman Emeritus of the Board

     Raymond A. Gross         52     President, Chief Executive Officer, Chief
                                     Financial Officer and Director

     Thomas J. Salvatore      34     Chairman of the Board of Directors

     Michael B. Jones         50     Director

     Douglas Oberlander       52     Director

     Mark Radzik              37     Director

     Stephen J. Ruzika        46     Vice Chairman of the Board of Directors

     Paul Lucking             55     Chief Operating Officer

     Stephen Rubin            55     Senior Vice President

     Karen B. Daniels         47     Senior Vice President

     James N. Jennings        34     General Counsel, Senior Vice President,
                                     Secretary

     Tracy Jones              43     Vice President

     Glenn D. Seaburg         42     Vice President

      RONALD I. DAVIS is one of our founders and has been a director since October 1990. Prior to our incorporation, he had many years of experience in the security alarm industry. He was the founder, and from 1987 to 1990, the chairman and principal stockholder of SAI Partners, Inc., an alarm dealer buying group. SAI Partners, Inc. also provided alarm dealers with other support services such as training and educational programs, consulting, group insurance programs and certain proprietary alarm products manufactured by others. From 1982 to 1987, Mr. Davis was president of Security Alliance Corporation, a franchise company in the alarm industry and a joint venture with Pittway Corporation. Prior to 1982, Mr. Davis was a full time consultant to many of the alarm companies that now make up our dealer network. Mr. Davis earned a B.A. from Roosevelt University.

      RAYMOND A. GROSS is the Chief Executive Officer and a director of Security Associate International, Inc. From March 2000 to June of 2001 Mr. Gross was Chief

Executive Officer and a director of Davel Communications, Inc. Prior to that time Mr. Gross was President of OneSource, a subsidiary of Carlisle Holdings, Inc. In 1993 Mr. Gross became President, Chief Executive Officer and director of Alert Centre, Inc., which was subsequently sold to ADT where he remained as the Company's Senior Vice President. From 1984 to 1993, Mr. Gross held executive positions with national firms in the telecommunications and computer services industries. He holds a B.S. in Accounting from Rider University in Lawrenceville, New Jersey.

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

      STEPHEN J. RUZIKA was elected as one of our directors in September 2001. Mr. Ruzika currently serves as Chairman and Chief Executive Officer of Congress Security Services, Inc. ("Congress"). Congress through its subsidiaries provides pre-employment screening services and electronic security services. Prior to forming Congress, Mr. Ruzika served as Chief Executive Officer of Carlisle Holdings Limited (formerly BHI Incorporated) a NASDAQ listed company until August 1998. Until July 1997, Mr. Ruzika served as a Director and Executive Vice President (1987-1997), and Chief Financial Officer (1989-1997) of ADT Limited ("ADT") a NYSE listed company. Mr. Ruzika also served as President and Chief Executive Officer of ADT Security Services Inc. (1995-1997) a wholly owned subsidiary of ADT. Mr. Ruzika joined ADT in 1982. Mr. Ruzika earned a Bachelors Degree from the University of Miami and is a Certified Public Accountant.

      PAUL M. LUCKING is the Chief Operating Officer of Security Associates International, Inc. From August 2000 to August 2001 Mr. Lucking was Chief Operating Officer of Davel Communications, Inc. Prior to his employment at Davel, Mr. Lucking was Senior Vice President Customer Care and Chief Technology Officer of ADT, Inc. Additionally, Mr. Lucking has performed consulting services via privately held Interface Solutions, Inc. From 1983 to 1994, Mr. Lucking held executive positions with regional and national firms in the Pharmacy Benefits Management and Consumer Credit Card and Merchant Banking Industries. From 1977 to 1984 Mr. Lucking held several managerial and executive positions with Federal Express. He holds a B.S. in Mechanical and Industrial Engineering from the University of Minnesota in Minneapolis, Minnesota.

      MARK RADZIK was elected as one of our directors in October 2001. Mr. Radzik joined Equity Group Investments in 1998. Before joining Equity, he was a vice president of the Merchant Banking Group of Banque Paribas in Chicago. At Paribas he originated, structured and executed leveraged cash flow senior financings and equity investments. Prior to joining Paribas, Mr. Radzik was a manager at Arthur Andersen where he directed teams responsible for restructuring distressed companies, and performing due diligence on potential acquisitions for equity and debt investors. Mr. Radzik received a B.S. in accounting and a M.B.A. with a major in finance from Indiana University.

      STEPHEN RUBIN is one of our founders, has been a Senior Vice President since October 1990. From 1987 to 1990, he was a senior vice president of SAI Partners, Inc. From 1978 to 1986, Mr. Rubin was an officer of Davis Marketing Group and Security Alliance Corporation. Mr. Rubin earned a B.S. degree from Northern Michigan University and MBA degree from Loyola University of Chicago. Mr. Rubin has the principal responsibility for the design and implementation of our marketing program.

      KAREN B. DANIELS has served as Senior Vice President since November 2001, and Vice President since October 7, 1997. Prior to becoming a Vice President, Ms. Daniels acted as a consultant for the Company starting in March 1997, and prior to that for Ameritech AIIS, since 1995. From March 1990 to June 1995, Ms. Daniels was vice president/controller for Editel-Chicago, a division of Unitel Video, Inc., a video post-production company. Ms. Daniels earned a Bachelor's Degree in Industrial Administration-Finance from Iowa State University. Ms. Daniels is also a Certified Public Accountant.

      JAMES N. JENNINGS has served as General Counsel, Senior Vice President and Secretary of our company since November 2001, Corporate Counsel since January 1998, was appointed Assistant Secretary in February 1998 and Vice President in February 2000. Prior to joining us, Mr. Jennings spent a combined three years with Shefsky & Froelich, Ltd. and McCarthy Duffy Neidhart & Snakard, both Chicago law firms. Prior to entering private practice, Mr. Jennings was an independent investment banker for three years. Mr. Jennings earned a Bachelors Degree from the University of Texas at Austin and a J.D. from California Western School of Law.

      TRACY JONES is the Vice President of Operations in which he is responsible for overall directions and development of the monitoring centers operations. Prior to joining Security Associates International, Mr. Jones was Practice Manager -- CRM Consulting for ManagodOps.com, Inc. the leading mid-market ASP within the Microsoft/Great Plains partner channel. Mr. Jones' background includes 16 years in the electronic security industry working with ADT Security Services, Entergy Security, Dice Corporation and outside the industry with Accenture (formerly Anderson Consulting) and Marriott. Mr. Jones has over 20 years of responsibility at the corporate, divisional, and regional levels in multi-location environments and holds his Bachelors of Business Administration
(BBA) from the University of Wisconsin.

      GLENN D. SEABURG has served as Director of Information Technology since September of 1998 and was appointed Vice President in February 2000. Prior to joining us, Mr. Seaburg was the Director of I.S./Telecommunications for the Signature Security Group from October 1998 to October 1999. From November 1987 to September 1998, Mr. Seaburg was employed by SecurityLink by Ameritech as its System Development Project Manager. Prior to Ameritech's purchase of SecurityLink, Mr. Seaburg was Director of Information Systems for SecurityLink for three years.

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

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to May 15, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to May 15, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from our definitive proxy statement, expected to be filed with the Commission prior to May 15, 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements and Schedules

     (1) Financial Statements. Our financial statements, together with the Report of Independent Accountants, are set forth in Part II, Item 7 beginning on page F-1 of this report.

     (2) Financial Statement Schedules. The Schedule II - Valuation and Qualifying Accounts is set forth on page A-1 of this report. All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes to the financial statements.

(b) (3) Exhibits. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. We will furnish a copy of any exhibit listed to requesting stockholders upon the payment of our reasonable expenses in furnishing those materials. Reports on Form 8-K filed during the quarter ended December 31, 2001.

      On October 4, 2001, SAI filed a Current Report on Form 8-K, dated October 3, 2001, that reported a $5.0 million private placement with EGI-Fund (01) Investors, L.L.C., for Series B Preferred Stock and warrants. As part of the transaction Mark Radzik was appointed to the Board of Directors.

SECURITY ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
As of December 31, 2000 and 2001
Together With Auditors' Report

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



                                                                                             PAGE
                                                                                            ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 2000 and 2001                              F-3
    Consolidated Statements of Operations for the Years Ended December 31, 1999,
       2000 and 2001                                                                          F-5
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
       1999, 2000 and 2001                                                                    F-6
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
       2000 and 2001                                                                          F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Security Associates International, Inc.:


We have audited the accompanying consolidated balance sheets of SECURITY ASSOCIATES INTERNATIONAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Associates International, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years ended December 31, 1999, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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





Chicago, Illinois
April 15, 2002

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                              DECEMBER 31,
                                                      -----------------------------
                        ASSETS                            2000             2001
                                                      ------------     ------------
CURRENT ASSETS:
    Cash                                              $     53,115     $  5,459,055
    Restricted cash                                             --          355,000
    Accounts receivable, net                             2,629,203        2,254,491
    Other current assets                                   857,632          356,539
                                                      ------------     ------------
                     Total current assets                3,539,950        8,425,085
                                                      ------------     ------------

FURNITURE AND EQUIPMENT, net                             5,063,483        4,557,801
                                                      ------------     ------------

OTHER LONG-TERM ASSETS:
    Goodwill, net                                       23,420,768       20,717,698
    Other long-term assets, net                            481,257          500,000
                                                      ------------     ------------
                     Total other long-term assets       23,902,025       21,217,698
                                                      ------------     ------------
                     Total assets                     $ 32,505,458     $ 34,200,584
                                                      ============     ============

                                                                                         DECEMBER 31,
                                                                               ------------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                              2000              2001
                                                                               ------------      ------------
CURRENT LIABILITIES:
    Accounts payable                                                           $  2,387,919      $  1,139,179
    Current maturities of long-term debt                                          2,249,679         3,604,231
    Accrued interest                                                                225,312           788,602
    Accrued expenses                                                              1,216,441         3,735,528
    Unearned revenue                                                                255,868           199,443
                                                                               ------------      ------------
                     Total current liabilities                                    6,335,219         9,466,983

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities                                        15,902,281        20,242,710
Other long-term liabilities                                                              --           353,281
                                                                               ------------      ------------
                     Total long-term liabilities                                 15,902,281        20,595,991
                                                                               ------------      ------------
                     Total liabilities                                           22,237,500        30,062,974
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                            --                --

STOCKHOLDERS' EQUITY (DEFICIT):
    Series A convertible preferred stock, $10 par value, 149,786 shares authorized; 137,359 and 149,459 shares outstanding on December 31,
       2000 and 2001 respectively, liquidation preference $350 per share          1,373,590         1,494,590
    Series B convertible preferred stock, $10 par value, 20,000 shares authorized; 20,000 outstanding on December 31, 2001, liquidation
       preference $250 per share                                                         --           200,000
    Common stock, $.001 par value; 50,000,000 shares authorized; 7,744,467 and 9,161,684 shares outstanding on December 31, 2000 and 2001,
       respectively                                                                   7,744             9,162
    Warrants, net                                                                   162,630         3,711,137
    Additional paid-in capital                                                   36,748,414        41,892,013
    Note receivable from issuance of common stock                                        --          (900,000)
    Accumulated deficit                                                         (28,024,420)      (42,269,292)
                                                                               ------------      ------------
                     Total stockholders' equity                                  10,267,958         4,137,610
                                                                               ------------      ------------
                     Total liabilities and stockholders' equity                $ 32,505,458      $ 34,200,584
                                                                               ============      ============


        The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             1999              2000              2001
                                                         ------------      ------------      ------------
NET REVENUE                                              $ 22,689,132      $ 22,215,282      $ 20,961,815

OPERATING UNIT EXPENSE                                     14,899,687        17,181,602        16,058,464
                                                         ------------      ------------      ------------

OPERATING UNIT MARGIN                                       7,789,445         5,033,680         4,903,351
                                                         ------------      ------------      ------------

OPERATING EXPENSES:
    Amortization and depreciation                           5,713,890         4,709,689         4,201,690
    General and administrative                              2,931,420         2,555,749         4,876,236
    Selling and marketing                                   2,075,360         1,937,322         1,880,176
    Acquisition related expenses                                   --                --         1,022,290
    Restructuring expenses                                         --                --         1,399,722
    Other expenses                                                 --                --         2,164,891
                                                         ------------      ------------      ------------
                     Total operating expenses              10,720,670         9,202,760        15,545,005
                                                         ------------      ------------      ------------
                     Loss from operations                  (2,931,225)       (4,169,080)      (10,641,654)

GAIN ON SALE OF OWNED SUBSCRIBER ACCOUNTS                   1,899,155                --                --
INTEREST EXPENSE                                           (2,564,565)       (1,583,344)       (3,603,218)
                                                         ------------      ------------      ------------
                     Net loss                              (3,596,635)       (5,752,424)      (14,244,872)

DIVIDENDS ACCRUED ON PREFERRED STOCK                         (450,000)               --                --
                                                         ------------      ------------      ------------
                     Net loss available to common
                        stockholders                     $ (4,046,635)     $ (5,752,424)     $(14,244,872)
                                                         ============      ============      ============
NET LOSS PER SHARE, basic and diluted                    $       (.59)     $       (.77)     $      (1.71)
                                                         ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        6,897,200         7,444,161         8,344,609
                                                         ============      ============      ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                    CONVERTIBLE             12% REDEEMABLE
                                              COMMON STOCK        PREFERRED STOCK          PREFERRED STOCK
                                         ---------------------  -------------------    ------------------------
                                           SHARES      AMOUNT   SHARES     AMOUNT        SHARES       AMOUNT
                                         ----------   --------  -------  ----------    ---------   ------------
BALANCE, December 31, 1998                6,771,807   $  6,771   66,660  $  666,596      500,000   $  5,000,000

    Issuance of Series A convertible
       preferred stock                           --         --  (66,660)   (666,596)    (500,000)    (5,000,000)
    Issuance of common stock                373,480        374       --          --           --             --
    Warrants                                     --         --       --          --           --             --
    Accrued dividends                            --         --       --          --           --             --
    Net loss                                     --         --       --          --           --             --
                                         ----------   --------  -------  ----------    ---------   ------------
BALANCE, December 31, 1999                7,145,287      7,145       --          --           --             --

    Issuance of Series A convertible
       preferred stock                           --         --       --          --           --             --
    Issuance of common stock                599,180        599       --          --           --             --
    Warrants                                     --         --       --          --           --             --
    Net loss                                     --         --       --          --           --             --
                                         ----------   --------  -------  ----------    ---------   ------------
BALANCE, December 31, 2000                7,744,467      7,744       --          --           --             --

    Issuance of Series A convertible
       preferred stock                           --         --       --          --           --             --
    Issuance of Series B convertible
       preferred stock                           --         --       --          --           --             --
    Issuance of common stock              1,417,217      1,418       --          --           --             --
    Warrants                                     --         --       --          --           --             --
    Note receivable from issuance of
       common stock                              --         --       --          --           --             --
    Net loss                                     --         --       --          --           --             --
                                         ----------   --------  -------  ----------    ---------   ------------
BALANCE, December 31, 2001                9,161,684   $  9,162       --  $       --           --   $         --
                                         ==========   ========  =======  ==========    =========   ============

                                                  CONVERTIBLE PREFERRED STOCK
                                         ---------------------------------------------
                                                 SERIES A               SERIES B                      ADDITIONAL
                                         -----------------------  --------------------                 PAID-IN
                                           SHARES      AMOUNT      SHARES     AMOUNT      WARRANTS     CAPITAL
                                         ---------  ------------  --------   ---------  -----------  ------------
BALANCE, December 31, 1998                      --  $         --        --   $      --       60,748  $ 16,360,092

    Issuance of Series A convertible
       preferred stock                     136,359     1,363,590        --          --           --    17,972,922
    Issuance of common stock                    --            --        --          --           --       622,957
    Warrants                                    --            --        --          --       50,941            --
    Accrued dividends                           --            --        --          --           --            --
    Net loss                                    --            --        --          --           --            --
                                         ---------  ------------  --------   ---------  -----------  ------------
BALANCE, December 31, 1999                 136,359     1,363,590        --          --      111,689    34,955,971

    Issuance of Series A convertible
       preferred stock                       1,000        10,000        --          --           --       115,000
    Issuance of common stock                    --            --        --          --           --     1,677,443
    Warrants                                    --            --        --          --       50,941            --
    Net loss                                    --            --        --          --           --            --
                                         ---------  ------------  --------   ---------  -----------  ------------
BALANCE, December 31, 2000                 137,359     1,373,590        --          --      162,630    36,748,414

    Issuance of Series A convertible
       preferred stock                      12,100       121,000        --          --           --     1,234,756
    Issuance of Series B convertible
       preferred stock                          --            --    20,000     200,000           --     2,549,030
    Issuance of common stock                    --            --        --          --           --     1,359,813
    Warrants                                    --            --        --          --    3,548,507            --
    Note receivable from issuance of
       common stock                             --            --        --          --           --            --
    Net loss                                    --            --        --          --           --            --
                                         ---------  ------------  --------   ---------  -----------  ------------
BALANCE, December 31, 2001                 149,459  $  1,494,590    20,000   $ 200,000    3,711,137  $ 41,892,013
                                         =========  ============  ========   =========  ===========  ============

                                         ISSUANCE OF                     TOTAL
                                           COMMON      ACCUMULATED    STOCKHOLDERS'
                                            STOCK        DEFICIT         EQUITY
                                         ------------  ------------   -------------
BALANCE, December 31, 1998               $         --  $(18,225,361)  $  3,868,846

    Issuance of Series A convertible
       preferred stock                             --            --     13,669,916
    Issuance of common stock                       --            --        623,331
    Warrants                                       --            --         50,941
    Accrued dividends                              --      (450,000)      (450,000)
    Net loss                                       --    (3,596,635)    (3,596,635)
                                         ------------  ------------   ------------
BALANCE, December 31, 1999                         --   (22,271,996)    14,166,399

    Issuance of Series A convertible
       preferred stock                             --            --        125,000
    Issuance of common stock                       --            --      1,678,042
    Warrants                                       --            --         50,941
    Net loss                                       --    (5,752,424)    (5,752,424)
                                         ------------  ------------   ------------
BALANCE, December 31, 2000                         --   (28,024,420)    10,267,958

    Issuance of Series A convertible
       preferred stock                             --            --      1,355,756
    Issuance of Series B convertible
       preferred stock                             --            --      2,749,030
    Issuance of common stock                       --            --      1,361,231
    Warrants                                       --            --      3,548,507
    Note receivable from issuance of
       common stock                          (900,000)           --       (900,000)
    Net loss                                       --   (14,244,872)   (14,244,872)
                                         ------------  ------------   ------------
BALANCE, December 31, 2001               $   (900,000) $(42,269,292)  $  4,137,610
                                         ============  ============   ============


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          1999              2000              2001
                                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (3,596,635)     $ (5,752,424)     $(14,244,872)
    Adjustments to reconcile net loss to net cash used for
       operating activities-
           Gain on sale of owned subscriber accounts                    (1,899,155)               --                --
           Amortization and depreciation                                 5,713,890         4,709,689         4,201,690
           Original issue discount amortization                                 --                --           410,933
           Net issuance of common stock for dealers and employees
                                                                            67,226            68,173           102,768
           Amortization of warrants and stock issued under dealer
              stock incentive plan                                         255,282           302,352           233,859
           Impairment and loss on sale of fixed assets                          --                --           455,403
           Changes in assets and liabilities-
              Accounts receivable, net                                   2,156,519          (800,308)          374,712
              Other current assets                                        (209,187)         (307,623)          501,093
              Other long-term assets                                        92,322          (207,446)           25,000
              Accounts payable                                            (176,567)        1,924,609        (1,248,740)
              Accrued expenses                                           1,805,315        (2,518,540)        2,519,087
              Other long-term liabilities                                       --                --           353,281
              Accrued interest                                          (1,381,179)           36,571           563,290
              Unearned revenue                                          (3,139,285)         (243,539)          (56,425)
                                                                      ------------      ------------      ------------
                     Net cash used for operating activities               (311,454)       (2,788,486)       (5,808,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of contract rights to monitor security systems, net
                                                                        (1,517,537)               --                --
    Proceeds from sale of owned subscriber accounts                     22,195,906                --                --
    Purchase of fixed assets                                            (1,629,484)       (2,750,983)       (1,448,340)
    Cash paid for acquisition, net                                      (5,232,197)         (240,332)               --
                     Net cash provided by (used for) investing
                        activities                                      13,816,688        (2,991,315)       (1,448,340)
                                                                      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of capital stock                                192,500         1,337,247         7,777,896
    Dividends accrued on preferred stock                                  (450,000)               --                --
    Deferred financing costs                                              (393,020)               --                --
    Write-off of FINOVA financing expenses                                      --                --           456,257
    Debt issuance deposit                                                       --                --          (500,000)
    Original issue discount paid                                                --                --        (2,310,000)
    Proceeds from notes payable to related parties                       1,500,000                --                --
    Repayment of notes payable                                         (20,856,438)         (182,410)      (17,245,952)
    Proceeds from notes payable                                          5,652,376         4,046,558        24,840,000
                                                                      ------------      ------------      ------------
                     Net cash (used for) provided by financing
                        activities                                     (14,354,582)        5,201,395        13,018,201
                                                                      ------------      ------------      ------------
(DECREASE) INCREASE IN CASH                                               (849,348)         (578,406)        5,760,940

CASH, beginning of year                                                  1,480,869           631,521            53,115
                                                                      ------------      ------------      ------------
CASH AND RESTRICTED CASH, end of year                                 $    631,521      $     53,115      $  5,814,055
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

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 2000 AND 2001




1.    DESCRIPTION OF THE BUSINESS

      COMPANY BACKGROUND

      Security Associates International, Inc. ("SAI" or "the Company") is incorporated as a Delaware Corporation that provides monitoring services to independent alarm dealers on a subcontract basis. Revenues are composed primarily of fees for monitoring services.

2.    LIQUIDITY

      During 2001, the Company experienced a $5,760,940 increase in its cash balance. The increase was the result of the completion of a new long-term debt financing agreement that after repayments and other related items provided $5,240,305, the issuance of capital stock that provided $7,777,896, offset by cash used in operating activities in the amount of $5,808,921 and the purchase of fixed assets in the amount of $1,448,340.

      On June 30, 1999, SAI sold its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises ("SAFE") for $22,800,000. At that time, SAI also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1,800,000 bearing 8% interest was to have been deemed paid in full. A dispute has arisen as to: (1) whether SAI has fulfilled its obligations under the agreement, and (2) whether SAFE met all of its contractual commitments. SAI and SAFE have entered into a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI filed its response on August 1, 2001. SAFE is claiming $2,500,000 as principal and interest on the note (through April 15, 2002) plus $3,000,000 in additional damages based on various other breaches of the asset purchase agreement, relating to reprogramming expenses and the adequacy of SAI's disclosures in addition to unspecified consequential damages. The note calls for default interest at the rate of 14% per annum after fourteen months from the date of issuance. SAI has asserted that no amount is due under the note and that SAI did not breach any of the provisions of the asset purchase agreement as to which SAFE has made claims. SAI has counterclaimed and is seeking in excess of $2,000,000 in damages based on SAFE's breaches of its obligations under the asset purchase agreement in failing to use SAI's central stations as SAFE's preferred provider of monitoring services, failure to abide by certain conditions related to SAI's monitoring agreement and failure to pay monitoring and other fees. SAI believes that it will prevail on the merits of its arguments. In the event that SAFE prevails for amounts in excess of the $2,370,000 accrued on SAI's balance sheet as of December 31, 2001, SAI may need to seek additional resources to satisfy any amounts ultimately found to be due.

      During the first quarter of 2001, SAI entered into a new financing agreement with McGinn, Smith Acceptance Corp ("McGinn"). Net proceeds under the agreement totaled approximately $22,000,000, which is net of a $2,310,000 original issue discount and a $500,000 mandatory debt service reserve. $16,351,960 of the proceeds was used to settle all outstanding debt to FINOVA Capital Corporation ("FINOVA"). In conjunction with the retirement of the FINOVA debt, SAI wrote off the remaining loan origination fees of $456,257. Principal payments to McGinn during fiscal 2001 were approximately $894,000 and approximately $2,266,000 is due during fiscal 2002. With completion of the McGinn financing, SAI's total debt at December 31, 2001, has increased by approximately $5,695,000 when compared to total debt at December 31, 2000. The agreement contains certain covenants, including required amounts of recurring monthly revenue ("RMR") and cash collections. In the event of default, McGinn may replace SAI as collection agent and remove SAI as the central monitoring station, resulting in a loss of monitoring fees and all associated net revenue after fees.

      During the third quarter of 2001 and the first quarter of 2002, SAI was not in compliance with two covenants contained in the McGinn financing agreement. The agreement required that the monitoring contracts used to collateralize the financing must yield a defined level of RMR and a defined level of cash collections. SAI obtained amendments or received waivers for the covenants described above, which set out new minimum requirements or waived the event of default. Under the most recent amendment, the Company must maintain an average $1,600,000 RMR throughout the term of the agreement. Currently, these monitoring contracts yield approximately $1,700,000. We anticipate the recurring monthly revenue will decrease to some extent as a result of the consolidation effort and the elimination of non-profitable accounts. In management's opinion, there should be adequate RMR and cash collections to satisfy the amended loan covenants during the remainder of 2002.

      On August 6, 2001, in a series of transactions with Foamart Limited and SecurityVillage.com. accounted for as the issuance of various equity instruments for cash and a note, SAI issued (a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock);
      (b) 1,210,000 shares of SAI common stock; (c) warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50 per share), with lives of ten years; and (d) assumed $1,100,000 of liabilities which included 149,270 shares of common stock issued to SecurityVillage.com employees for past services in exchange for $4,000,000 in cash and a note receivable in the amount of $1,673,250. This note has matured and was payable to SAI on December 31, 2001. In January 2002, this note was declared in default and KC Acquisition Corp has made claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp that KC Acquisition Corp believes nullifies the note receivable. SAI filed a counter-claim. Subsequently, both parties have agreed to settle all claims against each other. KC Acquisition Corp will pay to SAI $900,000 in installments of $20,000 per month beginning April 15, 2002, through December 15, 2002, and will pay the balance of $720,000 on December 31, 2002.

      On October 3, 2001, SAI issued to EGI-Fund (01) Investors, L.L.C., 20,000 shares of Series B Preferred Stock (convertible into 2,000,000 shares of common stock) in exchange for $5,000,000 in cash and a warrant to purchase 2,500,000 shares of common stock at $2.50 per share with a life of four years in exchange for $1,000.

      Expenses relating to the issue of the Series A and B Stock described above amounted to approximately $495,000.

      SAI's loss from operations for the twelve months ended December 31, 2001 increased to $10,641,654 from $4,169,080 for the twelve months ended December 31, 2000. Included in this loss from operations in 2001 are costs related to the aborted acquisition of KC Acquisition Corp as well as restructuring expenses and other expenses which totaled $4,586,903. During the third quarter of 2001, management of SAI commenced a strategic review of SAI's business operations and its corporate organization structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing the Company's core operation. The objectives of the review were to set out a plan to improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, and servicing capabilities supported by upgraded management information systems. This review was completed during the fourth quarter of 2001, and the implementation of a plan to consolidate our monitoring centers to three facilities from six regional facilities commenced. It is currently anticipated that the consolidation should be substantially completed by the end of the second quarter of 2002. Once complete, management of SAI believes that based upon the efficiencies to be achieved, SAI should be able to provide positive cash from operations no later than the second quarter of 2002. Notwithstanding the projected effects from the consolidation, SAI currently anticipates that the Company will use approximately $5,000,000 in cash during 2002, which includes approximately $2,266,000 in principal repayments, capital expenditures of approximately $800,000 and payments relating to restructuring, severance and other related items that should range between $1,400,000 and $1,500,000.

      In August 2001, the Company's Board of Directors accepted and approved the assignment of an agreement between Mr. Raymond Gross, Mr. Stephen Ruzika, Mr. Paul Lucking and, Mr. Thomas Salvatore. The agreement sets out that these individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the Board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI has executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy.

      As of April 15, 2002, SAI has an unrestricted cash balance of approximately $2,100,000 as a result of the transactions and events described above. SAI believes that it will have the funds necessary to complete operational obligations, such as the completion of the consolidation plan, as well as normal course of business expenditures through the end of 2002, but this may come in to question if certain assumptions are not met. These assumptions include: certain levels of revenue, which include new and cancelled business, as well as telephone expenses and headcount reductions through efficiencies in the three remaining facilities. However, without additional capital injections or restructuring of existing debt payments, including deferring existing principal payments on the Company's loans, the Company will not have the ability to pay the EBITDA obligations to the management team or pay any liability incurred as a result of the SAFE litigation. If the Company is unable to meet these obligations, SAI may become a party to litigation. In such an instance, should judgement be entered against SAI, the prevailing parties would be treated as unsecured creditors of SAI. In an effort to address the ongoing liquidity needs described above, the Company is in current discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt provider, certain key officers and consultants, as well as other third parties regarding providing additional capital resources or agreeing to defer payments which are due or may become due during 2002. Based upon discussions to date, the Company is optimistic that new capital may be made available and payments may be restructured in such a manner that will satisfy SAI's cash requirements for 2002. However, management cannot give any assurance that these discussions will be successful.

3.    SUMMARY OF MAJOR ACCOUNTING POLICIES AND ACCOUNTS

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

      RECLASSIFICATIONS

      Certain amounts from the 1999 and 2000 financial statements have been reclassified in order to conform to the 2001 presentation.

      ACCOUNTS RECEIVABLE

      The Company grants unsecured trade credit to customers in the normal course of business. Receivables in the accompanying consolidated balance sheets are net of reserves for doubtful accounts of approximately $294,700 and $285,200 as of December 31, 2000 and 2001, respectively.

      RESTRICTED CASH

      Restricted cash at December 31, 2001 totaled $355,000, which represents the principal and accrued interest due on the debt to McGinn at December 31, 2001. The amount was paid to McGinn on January 2, 2002. McGinn controls the Company's lockbox and one cash account. The McGinn agreement calls for cash receipts, beginning with the first business day of each month, to be set aside as unusable funds. Once the cash balance in the account reaches

      125% of the next month's principal and interest payment due on the debt, the Company can use any amount that exceeds the monthly cash requirement for general corporate purposes.

      OTHER CURRENT ASSETS

      Other current assets consist of the following at December 31, 2000, and December 31, 2001:

                                          DECEMBER 31
                                   -------------------------
                                      2000           2001
                                   ----------     ----------
Prepaid insurance                  $  153,460     $  127,739
Prepaid rent                           96,074         86,609
Deposits                               69,912         58,456
Other prepaid expense                  47,215         83,735
Deferred acquisition costs            490,971             --
                                   ----------     ----------
                                   $  857,632     $  356,539
                                   ==========     ==========

      OTHER LONG-TERM ASSETS, NET

      Other long-term assets, net as of December 31, 2001 include $500,000 of cash to provide a debt service reserve, which is required to be maintained by McGinn. As of December 31, 2000, other long-term assets, net consisted primarily of net deferred financing costs of approximately $460,000 associated with debt provided by FINOVA. The deferred financing costs were being amortized over the life of the loan. The FINOVA debt was repaid in January 2001, from net proceeds made available under the McGinn financing and accordingly, any remaining net deferred financing costs were written off as a component of interest expense in January 2001.

      GOODWILL AND NEW ACCOUNTING PRONOUNCEMENTS

      Goodwill is recorded as the cost of purchased businesses in excess of the fair value of the net assets acquired. Goodwill resulting from acquisitions prior to July 1, 2001 was being amortized on a straight-line basis over a period of three to fifteen years. Goodwill in the accompanying consolidated balance sheets is net of accumulated amortization of approximately $7,918,000 and $10,622,000 as of December 31, 2000 and 2001, respectively. Amortization of goodwill amounted to $2,421,043, $2,877,107 and $2,703,071 for the twelve months ended December 31, 1999, 2000 and 2001, respectively.

      In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted this statement as required on July 1, 2001, and it did not have a material affect on the financial statements.

      In July, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. The impairment test under SFAS No. 142 is based upon a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value, and (ii) comparing the estimated implied fair value of goodwill to its carrying value. The Company has elected to adopt SFAS No. 142 in the first quarter of 2002. Accordingly, the Company will not record amortization expense of approximately $2,590,000 in fiscal 2002 based upon the amount of goodwill at December 31, 2001.

      Certain acquired intangible assets will not be reclassified and accounted for apart from goodwill upon transition to SFAS No. 142. FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to "carve-out" from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill. The Company recognized its relationships with its dealers, evidenced by dealer service agreements, and goodwill as a single asset labeled "Goodwill". The Company has amortized the combined assets over their useful lives ranging from three to fifteen years. According to SFAS No. 142, a goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which includes the carrying value of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets.). Thus, a future measured goodwill impairment loss may be substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets". Consistent with prior guidance, SFAS No. 144 continues to require a three step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the asset's carrying amount or fair value and deprecation is no longer recognized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

      FURNITURE AND EQUIPMENT

      Furniture and equipment are stated at cost. Depreciation is calculated using straight-line methods and accelerated methods for financial statement purposes. The straight line method was used for assets purchased prior to 1999 using an estimated useful life of three to seven years. The double declining method was used on purchases beginning in fiscal 1999. Depreciation expense for fiscal years 1999, 2000 and 2001 was $1,028,300, $1,733,024 and $1,498,619, respectively.

      The following is a summary of furniture and equipment by major class of assets:

                                                 DECEMBER 31
                                        -----------------------------
                                            2000             2001
                                        ------------     ------------
Equipment                               $  5,996,921     $  6,364,277
Leasehold improvements                     1,817,411        1,653,685
Work in process                              525,138          880,263
                                        ------------     ------------
                                           8,339,470        8,898,225

Less- Accumulated depreciation             3,275,987        4,340,424
                                        ------------     ------------
                                        $  5,063,483     $  4,557,801
                                        ============     ============

      ACCRUED EXPENSES

      Accrued expenses are composed of the following:

                                                DECEMBER 31
                                      -----------------------------
                                          2000             2001
                                      ------------     ------------
Accrued payroll and vacation          $    732,750     $  1,253,402
Accruals related to sale of owned
    subscriber accounts                    117,701          284,400
Accrued restructuring                           --        1,243,802
Accrued telephone                          129,600          217,500
Accrued professional fees                   66,500          572,070
Other                                      169,890          164,354
                                      ------------     ------------
                                      $  1,216,441     $  3,735,528
                                      ============     ============

      OTHER LONG-TERM LIABILITIES

      In conjunction with the restructuring plan that was announced in November, 2001, SAI has entered into severance agreements with certain former officers of the Company which are payable through 2004. These amounts are not included in the restructuring reserve. As of December 31, 2001, $353,281 in future payments are included in other long-term liabilities.

      OTHER EXPENSES

      Other expenses of $2,164,891 are principally comprised of (i) legal fees of $450,000 for litigation related to prior transactions with SAFE and KC Acquisition Corp (ii) a write-off of $396,000 for assets relating to out-dated GPS technology which have been abandoned and (iii) approximately $184,000 in other one-time expenses. In conjunction with the Company taking a new strategic direction in fourth quarter of 2001, the Company agreed to a settlement of $1,136,000 for existing employment agreements with two directors of the Company. In 2001, $250,000 has been paid, $532,436 will be paid in 2002 and $353,281 will be paid in 2003 and beyond. The legal fees discussed above are not considered normal operating expenses, but relate to the SAFE and KC Acquisition Corp litigation.

      ACQUISITION RELATED EXPENSES

      Acquisition related expenses of $1,022,290 are principally comprised of a $500,000 break-up fee and the write-off of $522,290, approximately $491,000 from 2000 and $31,300 from 2001, of capitalized expenses related to the aborted KC Acquisition Corp transaction.

      INCOME TAXES

      SAI accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). As of December 31, 2000 and 2001, SAI had net operating loss carryforwards of approximately $20,500,000 and $29,500,000 respectively. The tax net operating losses begin to expire in 2005. As of December 31, 2000 and 2001, no tax benefit has been recognized for these loss carryforwards.

      The components of the Company's deferred tax assets at December 31 are as follows:

                                                 2000              2001
                                             ------------      ------------
Net operating loss carryforwards             $  7,761,000      $ 11,359,000
Capital loss carryforward                         663,000           815,000
Temporary timing differences                      358,000         1,422,000
                                             ------------      ------------

           Total deferred tax assets            8,782,000        13,596,000
                                             ------------      ------------
Valuation allowance                            (8,782,000)      (13,596,000)
           Net deferred tax assets           $         --      $         --
                                             ============      ============

      NET LOSS PER SHARE

      Net loss per share is computed based upon the weighted number of common shares outstanding during the periods presented. Stock options, Series A and Series B convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

      STATEMENT OF CASH FLOWS

      Supplemental cash flow information includes the following:

                                                                            DECEMBER 31
                                                           ----------------------------------------------
                                                               1999             2000             2001
                                                           ------------     ------------     ------------
Supplemental schedule of cash flow information-
       Cash paid during the year for interest              $  1,861,887     $  1,472,781     $  2,355,614
Supplemental schedule of noncash activities-
       Issuance of stock for central station and
           contract rights acquisitions                         337,478          146,211               --
       Issuance of stock in exchange for note
           receivable                                                --               --          848,250
       Accretion of interest related to note
           receivable issued in exchange for stock                   --               --           51,750

       Accrued expenses incurred in the sale of owned
           subscriber accounts                                3,097,278               --               --
       Purchase of contract rights reduced by unearned
           revenue acquired                                     149,710               --               --
       Note payable from sale of owned subscriber
           accounts                                           1,800,000               --               --
       Subordinated debt paid for with Series A
           convertible preferred stock                       10,000,000               --               --
       Accrued interest and dividends paid for with
           Series A convertible preferred stock
                                                              3,576,166               --               --
       Holdback notes reduced due to account attrition
                                                                279,629               --               --
       Purchase of contract rights with notes                   245,850               --               --
                                                           ============     ============     ============

4.    RESTRUCTURING RESERVE

      In November 2001, the Company announced a new strategic direction and initiated certain activities designed to restructure its core operating platform resulting in a charge to operations of approximately $1,400,000. The new direction is targeted at strengthening the infrastructure of the core operations of the business, as well as positioning the Company to offer new growth opportunities for our current and new dealers. The primary initiative was to consolidate the central monitoring centers from six regional centers to three centers. Actions began in November to close the centers in Cleveland, OH; Dallas, TX; and Seattle, WA. Dealer accounts from these centers were reassigned to either the center in Arlington Heights, IL or Pompano Beach, FL. The facility in Ogden, Utah will remain operating as a small regional central station. These actions resulted in the termination of approximately 131 employees. The components of the restructuring charges are set out below:


Severance for operators and administrative staff                             $  466,522
Consulting fees and broadband expenses                                          124,200
Travel expenses                                                                 190,000
Facility and equipment leases, net of anticipated sub-lease income
                                                                                592,000
Other                                                                            27,000
Total restructuring expense                                                   1,399,722
                                                                             ----------

Less- Payments made during 2001                                                (155,920)
                                                                             ----------
Restructuring reserve, December 31, 2001                                     $1,243,802
                                                                             ==========

5.    ACQUISITIONS

      During 2000, the Company entered into a definitive agreement to acquire KC Acquisition Corp. The consideration for this proposed transaction included $6,500,000 in cash, the equivalent of 4,500,000 shares of the Company's common stock and the assumption of approximately $36,000,000 in debt. In connection with the then pending KC Acquisition Corp transaction, SAI advanced approximately $1,150,000 to KC Acquisition Corp. As previously reported on Form 8-K, formal negotiations with KC Acquisition Corp were suspended on July 3, 2001. As a result, SAI agreed to forgive $500,000 of the advances and this amount was written off as an expense and is included in the line item "Acquisition related expenses" reflected in the Consolidated Statement of Operations for the year ended December 31, 2001. On August 1, 2001, KC Acquisition Corp repaid SAI the remaining $650,000.

      In November and December, 1999, SAI acquired four central monitoring stations located in the U.S. All of these acquisitions were accounted for under the purchase method of accounting. SAI acquired these central monitoring stations with $5,232,197 in cash plus 100,000 shares of the SAI's common stock with a fair market value of $200,000 at the time of acquisition. Total goodwill of $5,401,181 was recorded and is being amortized over a three to fifteen year period. The consolidated financial statements include the results of these acquired companies since the date of acquisition.

      The following pro forma consolidated results of operations have been prepared as if the acquisitions of central monitoring stations occurred at the beginning of the year of acquisition and in the year immediately preceding the acquisition. The sale of the owned subscriber accounts discussed in Note 7 is shown as if the transaction occurred at the beginning of 1999.

      The pro forma results of operations includes adjustments for amortization of intangible assets and changes in interest expense corresponding to changes in debt (in 000's):

                                                                     1999
                                                                  -----------
                                                                  (UNAUDITED)
Monitoring fees and other revenues                                $    18,969
Selling and administrative expenses                                    18,166
Payroll expense paid to terminated employees                               --
Amortization and depreciation                                           3,395
                                                                  -----------
                     Loss from operations                              (2,592)

Interest expense                                                        1,589
                                                                  -----------
                     Loss before income taxes                          (4,181)

Income tax expense                                                         --
                                                                  -----------
                     Net loss                                          (4,181)

Dividends accrued on preferred stock                                      450
                                                                  -----------
Net loss available to common stockholders                         $    (4,631)
                                                                  ===========

Net loss per share                                                $      (.66)
Weighted average shares outstanding                                 6,980,533
                                                                  ===========

      The pro forma statement of income does not purport to represent what the Company's results of operations would actually have been had the acquisition or disposition been effected for the periods presented, or to predict the Company's results of operations for any future period.

6.    PREFERRED STOCK

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

      On August 6, 2001, in a series of transactions with Foamart Limited and SecurityVillage.com accounted for as the issuance of various equity instruments for cash and a note, SAI issued: (a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock);
      (b) 1,210,000 shares of SAI common stock; (c) warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50 per share), with lives of ten years; and (d) assumed $1,100,000 of liabilities which included 149,270 shares of common stock issued to SecurityVillage.com employees for past services in exchange for $4,000,000 in cash and a note receivable in the amount of $1,673,250. This note has matured and was payable to SAI on December 31, 2001. In January, 2002, this note was declared in default and KC Acquisition Corp has made claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp that KC Acquisition Corp believes nullifies the note receivable. SAI filed a counter-claim. Subsequently, both parties have agreed to settle all claims against each other. KC Acquisition Corp will pay to SAI $900,000 in installments of

      $20,000 per month beginning April 15, 2002, through December 15, 2002, and will pay the balance of $720,000 on December 31, 2002.

      The Series A convertible preferred stock has a $10 par value, a liquidation preference of $350 per share and is convertible into 14,945,900 shares of SAI's common stock. The Series A convertible preferred stock is also entitled to receive dividends equal to those that would have been received if the holders had converted into common stock.

      The holders of Series A convertible preferred stock are entitled to vote on all matters on which holders of SAI's common stock are entitled to vote, on an as-converted basis. However, the total voting power of all securities owned by the holders of Series A convertible preferred stock is limited to a maximum of 45% of the total number of votes eligible to vote on a matter submitted to the Company's stockholders.

      On October 3, 2001, SAI issued to EGI-Fund (01) Investors, L.L.C., 20,000 shares of Series B Preferred Stock (convertible into 2,000,000 shares of common stock) in exchange for $5,000,000 in cash and a warrant to purchase 2,500,000 shares of common stock at $2.50 per share with a life of four years in exchange for $1,000.

      The Series B convertible preferred stock has a $10 par value, a liquidation preference of $250 per share and is convertible into 2,000,000 shares of SAI's common stock. The Series B convertible preferred stock is also entitled to receive dividends equal to those that would have been received if the holder had converted into common stock


7.    SALE OF OWNED SUBSCRIBER ACCOUNTS

      On June 30, 1999, SAI sold its portfolio of approximately 27,000 owned subscriber accounts to an unaffiliated third party (SAFE). SAI will continue to monitor these accounts. The total transaction value was $22,800,000 of which $1,800,000 was a loan extended by the purchaser. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1,800,000 bearing an interest rate of 8% per annum for 14 months and 14% per annum thereafter was to have been deemed paid in full. The loan and interest will be considered paid in full with no cash paid by SAI, if during the term of the loan SAI meets certain minimum new business referral targets. A dispute has arisen as to: (1) whether SAI has fulfilled its obligations under the agreement and (2) whether SAFE met all of its contractual commitments. SAI is in the preliminary stages of a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI has filed its response on August 1, 2001.

      SAI also agreed to guarantee attrition between 8% and 13% on a substantial majority of the portfolio sold for a one-year period. An accrual for approximately $1,700,000 was recorded in 1999 to recognize this guarantee and $1,400,000 was paid to SAFE in fiscal 2000 and $170,000 in fiscal 1999 to satisfy this obligation. Additionally, in 1999, SAI recorded an accrual of $850,000 to provide for moving the accounts sold to phone lines owned by the purchaser. SAI subsequently determined that the accrual required to complete the project was insufficient and an additional $438,000 was recorded in 2001 for remaining anticipated phone reprogramming charges to complete the project. At December 31, 2001, the accrual balance related to the sale of owned subscriber accounts is approximately $284,000 and is to be paid during 2002.

8.    LONG-TERM DEBT

      During the first quarter 2001, SAI entered into a new financing agreement with McGinn. Net proceeds under the agreement totaled approximately $22,000,000, which is net of a $2,310,000 original issue discount and a $500,000 mandatory debt service reserve. $16,351,960 of the proceeds was used to settle all outstanding debt to FINOVA. In conjunction with the retirement of the FINOVA debt, SAI wrote off the remaining loan origination fees of $456,257. The debt is comprised of a senior note of $19,000,000 at 10.5% interest and a junior note of $5,840,000 at an interest rate of 12.5%. The debt matures as follows:

       AS OF DECEMBER 31-     SENIOR DEBT    JUNIOR DEBT          TOTAL
       ------------------     -----------    -----------       -----------
       2002                   $ 2,266,000    $        --       $ 2,266,000
       2003                     3,545,000             --         3,545,000
       2004                     4,924,000             --         4,924,000
       2005                     6,467,000             --         6,467,000
       2006                       904,008      5,840,000         6,744,008
                              -----------    -----------       -----------
                              $18,106,008    $ 5,840,000       $23,946,008
                              ===========    ===========       ===========

      Long-term debt consists of the following:

                                                                   DECEMBER 31
                                                         ------------------------------
                                                             2000              2001
                                                         ------------      ------------
Debt                                                     $ 16,351,960      $ 23,946,008
Note payable in connection with sale
    of owned subscriber accounts                            1,800,000         1,800,000
Original issue discount, net of
    amortization                                                   --        (1,899,067)
                                                         ------------      ------------
                     Total long-term debt                  18,151,960        23,846,941

Current maturities: debt and original
    issue discount                                         (2,249,679)       (3,604,231)
                                                         ------------      ------------
                                                         $ 15,902,281      $ 20,242,710
                                                         ============      ============

9.    EMPLOYEE BENEFIT PLAN

      The Company sponsors a 401(k) plan for employees subject to the eligibility requirements of the plan. The Company matches participant contributions up to 50% of the first 4% of each participant's compensation that is contributed to the plan. Company contributions to the plan in 1999, 2000 and 2001 were approximately $85,000, $83,400 and $66,700, respectively.

      On April 1, 1999, SAI adopted an employee stock purchase plan to provide employees an opportunity to purchase shares of its common stock at $2.76 per share through payroll deductions. Employees in the plan as of April 1, 1999, were entitled to receive their shares on July 1, 2001. Total shares committed, based on employees in the plan, are approximately 100,000. As of July 1, 2001, the SAI stock price was $2.35 per share, a price lower than the employee's could purchase SAI stock under the plan. Employees remaining in the plan at June 30, 2001, rescinded their option to buy shares. No additional employee stock purchase plan has been implemented.

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

      The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for options and warrants issued to employees and directors. Accordingly, no compensation cost has been recognized for stock options and warrants granted to those individuals.

      In January, 2000, SAI issued options to purchase 840,000 shares of common stock to its officers and directors under a stock option plan. Options to purchase these shares have an exercise price of $2.75 per share, vest over a two-year period and expire 6 years from the date of the grant except for 75,000 options to three outside directors which vest immediately. In February, 2000, options to purchase 100,000 shares at an exercise price of $2.88 per share were issued to new officers of SAI. In March, 2000, options to purchase 123,000 shares at an exercise price of $3.13 per share were issued to key employees. These options expire 6 years from the date of grant and vest over a three-year period. The options are valued at $1.62, $1.71 and $1.85, per share respectively under the Black-Scholes option pricing model.

      In May, 2000, SAI issued options to purchase 150,000 shares of common stock at an exercise price of $3.625 per share to a director in return for his services as a broker. These options vest immediately and expire 60 days from the date of the grant. The options are valued at $0.32 each under the Black-Scholes option pricing model. The aggregate value of the options of $56,000 were capitalized as part of the purchase price in SAI's merger with KC Acquisition Corp and subsequently written off in 2001 as part of the $522,290 write-off of capitalized assets related to the aborted KC Acquisition Corp transaction. The options were exercised in June 2000.

      On July 8, 1999, the Company issued options to purchase 1,580,000 shares of common stock to its officers and directors under a stock option plan approved by the shareholders. Options to purchase 790,000 of these shares have an exercise price of $4.50 per share and the remaining options have an exercise price of $6.00 per share. All options expire six years from the date of grant and vest over a three-year period. The options were valued at $1.29 and $1.04 per share respectively under the Black-Scholes option pricing model.

      In 2001, the Company granted options to purchase 4,350,000 shares of common stock to its officers, former officer and directors under a stock option plan not yet approved by the shareholders. However, management of SAI believes that the approval of these option grants is reasonably assured. Accordingly, these option grants have been accounted for as if they have been approved. Options to purchase 450,000 of these shares have an exercise price of $2.50 per share, 300,000 of these shares have an exercise price of $2.20 per share and the remaining 3,600,000 shares have an exercise price of $2.50 per share. These options expire three years, six years, and ten years, respectively, from the date of grant and vest immediately or over a three-year period. The options were valued at $1.26, $1.36 and $1.31 per share respectively under the Black-Scholes option-pricing model.

      The options granted above are included in the pro forma net income and earnings in the table shown below.

      Had compensation costs for the stock options and warrants issued to directors and employees been determined based on the fair value at their grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                DECEMBER 31
                            ----------------------------------------------------
                                1999               2000               2001
                            -------------      -------------      --------------
Net loss-
    As reported             $  (4,046,635)     $  (5,752,424)     $  (14,244,872)
    Pro forma                  (5,887,335)        (7,559,774)        (19,935,872)
Primary loss per share-
    As reported                      (.59)              (.77)              (1.71)
    Pro forma                        (.85)             (1.02)              (2.39)
                            =============      =============      ==============

      In August, 2001, SAI issued warrants to purchase 1,815,000 shares of common stock at an exercise price of $3.50 per share to Foamart Limited. These warrants expire ten years from the date of the grant. In October, 2001, SAI issued warrants to purchase 2,500,000 shares of common stock at an exercise price of $2.50 per share to EGI-Fund (01) Investors L.L.C. in exchange for $1,000. These warrants vest immediately and expire four years from the date of the grant. The warrants are valued at $1.22 and $1.20 respectively under the Black-Scholes option pricing model.

      The Company also issues warrants and stock to dealers under its dealer incentive program. The stock and warrants issued under this program vest 25% upon issuance and 25% on each of the first three anniversary dates after issuance. The number of shares and warrants issued under this program at December 31, 1999, 2000 and 2001, were 548,802, 635,528 and
      647,434, respectively. The amount charged to expense related to stock and warrants issued under this program was $255,282, $302,352, $233,858 in 1999, 2000 and 2001, respectively. The share value was determined based on the market price of the Company's stock on the date of issuance.

      The fair value of each option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates between 3.0% and 6.65%, zero dividend yield, expected lives through the expiration dates, and volatility between 51.35% and 88.1%.

      The following summarizes the stock options and warrants for common stock as of December 31, 1999, 2000 and 2001, and the changes during the years then ended:

                                        1999                         2000                        2001
                              -----------------------      -----------------------      -----------------------
                                             WEIGHTED                     WEIGHTED                    WEIGHTED
                                             AVERAGE                      AVERAGE                     AVERAGE
                                             EXERCISE                     EXERCISE                    EXERCISE
                                SHARES        PRICE          SHARES        PRICE          SHARES        PRICE
                              ----------     --------      ----------     --------      ----------    --------
Beginning of year                418,827     $   3.53       1,908,827     $   5.18       2,756,605    $   4.70

    Granted                    1,580,000         5.25       1,213,000         2.91       4,350,000        2.48
    Exercised                     90,000         1.07         322,222         2.81              --          --
    Canceled                          --           --          43,000         3.05         781,778        4.35
                              ----------     --------      ----------     --------      ----------    --------

End of year                    1,908,827     $   5.18       2,756,605     $   4.70       6,324,827    $   3.09
                              ==========     ========      ==========     ========      ==========    ========
Exercisable at end of year
                                 268,275                      702,996                    3,180,659
                              ==========                   ==========                   ==========

      The future expiration of the common stock options and warrants is as follows:

                                      SHARES OUTSTANDING           SHARES EXERCISABLE
                                   -----------------------       ----------------------
                                                  WEIGHTED                     WEIGHTED
                                     NUMBER       AVERAGE          NUMBER       AVERAGE
                                       OF         EXERCISE           OF        EXERCISE
                                     SHARES        PRICE           SHARES       PRICE
                                   ----------     --------       ----------    --------
As of December 31-
    2002                              831,104      $4.71            546,104      $5.05
    2003                               22,723       4.14             16,723       3.47
    2004                              475,000       2.68            465,000       2.61
    2005                              620,000       5.25            430,000       5.25
    2006                              476,000       2.83            222,832       2.81
    2007                              300,000       2.20            300,000       2.20
    2011                            3,600,000       2.50          1,200,000       2.50
                                    6,324,827      $3.09          3,180,659      $3.32
                                   ==========      =====         ==========      =====

      The Company has granted stock options and warrants to purchase shares of convertible preferred stock which mirror certain of the common stock options and warrants listed above and are only exercisable upon exercise of the respective common stock options and warrants.

      The following summarizes the stock options and warrants for convertible preferred stock as of December 31, 1999, 2000 and 2001, and the changes during the years then ended:

                                        1999                         2000                        2001
                              -----------------------      -----------------------      -----------------------
                                             WEIGHTED                     WEIGHTED                    WEIGHTED
                                             AVERAGE                      AVERAGE                     AVERAGE
                                             EXERCISE                     EXERCISE                    EXERCISE
                                SHARES        PRICE          SHARES        PRICE          SHARES        PRICE
                              ----------     --------      ----------     --------      ----------    --------
Beginning of year                  2,227     $ 137.79           1,327     $ 153.80              77    $  53.16

    Granted                           --           --              --           --              --          --
    Exercised                        900       106.94           1,000       125.00              --          --
    Canceled                          --           --             250       300.00              --          --
                              ----------     --------      ----------     --------      ----------    --------
End of year                        1,327     $ 153.80              77     $  53.16              77    $  53.16
                              ==========     ========      ==========     ========      ==========    ========


11.   RELATED PARTY TRANSACTIONS

      In 2001, the Company entered into a three year consulting arrangement with Thomas Salvatore, the Company's Chairman of the Board and managing partner of TJS Partners, L.P. (SAI's largest shareholder). In accordance with the arrangement, Mr. Salvatore is to receive consulting fees in the amount of $240,000 per year from January 1, 2001 through December 31, 2003. In addition, in 2001, Mr. Salvatore received 525,000 shares of common stock for past services rendered to SAI and was given 600,000 options to purchase common stock at $2.50 per share. The common stock grant given to Mr. Salvatore is yet to be issued and the option award has yet to be approved by SAI's common shareholders. In 2000, Mr. Salvatore received options to purchase 25,000 shares of common stock at $2.50 per share and options to purchase150,000 shares of common stock at $3.625 per share. In addition, 100,000 shares of common stock were granted to Mr. Salvatore for his services rendered regarding a private placement of securities involving SAI. Under the terms of the private placement of securities, SAI received $250,000 in cash.

      In August, 2001, the Company's Board of Directors accepted and approved the assignment of an agreement between Mr. Gross, Mr. Ruzika, Mr. Lucking and, Mr. Salvatore. The agreement sets out that these individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the Board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized EBITDA as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI has executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy.

12.   COMMITMENTS AND CONTINGENCIES

      RENT EXPENSE

      The Company leases its office building and the facilities from which their central stations operate for various periods and amounts through the year 2010. Rent expense was approximately $920,000, $943,000 and $1,149,000 for the years ended December 31, 1999, 2000 and 2001, respectively. During the fourth quarter of 2001, SAI entered into a restructuring plan to reduce the number of central stations from six regional facilities to three facilities and accordingly a rent reserve of $545,000 was provided as part of the accrued restructuring reserve account for rental properties, which will be vacated. In arriving at this amount, the Company has taken into consideration any anticipated sub-lease payments but these amounts have been excluded from the table below.

      Future minimum lease payments are as follows:

                As of December 31-
                    2002                                   $1,137,000
                    2003                                      962,000
                    2004                                      602,000
                    2005                                      588,000
                    2006 and thereafter                     2,626,000
                                                           ----------
                                     Total                 $5,915,000
                                                           ==========

      LEGAL PROCEEDINGS

      On September 10, 1999, a Writ of Summons was issued against SAI North Central Command Center, Inc., our wholly owned subsidiary, and Blair Communications, Inc. (First Evangelical Lutheran Church vs. Blair Communications, Inc. et al, No. 1999-04689 (Blair County, Pennsylvania)). The case involves damages resulting from a fire at the First Evangelical Lutheran Church. In June, 2000, a complaint was filed asserting that SAI North Central was liable for the damage to the church based on the theory that the installing dealer was acting as SAI North Central's agent. Damages sought exceed $4,000,000. SAI believes it has no liability in this matter and will vigorously defend its position.

      On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of our subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1,000,000. SAI will vigorously defend its position. Management believes any ultimate liability will be covered by insurance.

      On July 3, 2001, SAFE filed a claim with the American Arbitration Association asserting that SAI owed SAFE approximately $5,500,000. SAI has denied their claims and has counterclaimed for an amount in excess of $2,000,000. See liquidity footnote for additional details.

      In January, 2002, KC Acquisition Corp filed a complaint alleging certain claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp that KC Acquisition

      Corp believed nullified the note receivable. SAI filed a counter-claim. Subsequently, both parties agreed to settle all claims against each other. See liquidity footnote for additional details.

      From time to time, SAI experiences routine litigation in the normal course of its business. As these claims fall primarily under available insurance coverage, management does not believe that any pending litigation will have a material adverse effect on the Company's financial condition or results of operations.

      MANAGEMENT AND DIRECTOR INCENTIVE COMPENSATION

      In August, 2001, the Company's Board of Directors accepted and approved the assignment of an agreement between Mr. Gross, Mr. Ruzika, Mr. Lucking and, Mr. Salvatore. The agreement sets out that these individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the Board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized EBITDA as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI has executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy.


13.   SEGMENT INFORMATION

      Effective January 1, 1998, the Company adopted FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain financial information in a similar manner as reported to the chief operating decision makers of the Company for the purposes of evaluating performance and allocating resources to the various operating segments. The Company sold its owned accounts on June 30, 1999. Prior to that, the Company identified two operating segments, based upon the types of customers served: owned accounts, which the Company invoiced subscribers directly; and dealers. The Company now exclusively provides monitoring to dealers in its central station operation.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss before interest and income taxes and operating cash flows as defined by operating income or loss plus depreciation and amortization. The Company did not separately identify interest expense, for its operating segments. Intersegment sales and transfers are immaterial and therefore not disclosed below. The Company also did not allocate corporate general and administrative and payroll expense to its operating segments.

      On June 30, 1999, SAI sold its owned accounts (see Note 7).

      Financial data by operating segment, together with the items necessary to reconcile these amounts to the consolidated financial statements, are shown below for the year ended December 31, 1999, for comparative purposes:

                                           OWNED           CENTRAL        CORPORATE AND
                                         ACCOUNTS          STATION        INTERCOMPANY      CONSOLIDATED
                                        -----------      ------------     ------------      ------------
Year ended December 31, 1999-
    Revenues                            $ 3,720,169      $ 19,768,281     $   (799,317)     $ 22,689,133
    Selling, marketing and business
       development expenses                      --           851,125        1,608,720         2,459,845
    Depreciation and amortization         2,319,183         3,331,253           63,454         5,713,890
    Operating income (loss)                (338,779)        1,063,340       (3,655,786)       (2,931,225)
    Total assets                                 --        31,688,384        1,652,266        33,340,650
    Capital expenditures                         --         1,527,455          102,029         1,629,484
                                        ===========      ============     ============      ============

      The Company is currently providing services to customers only within the United States and all long-lived assets are located in the United States. No single customer accounted for more than 10% of the Company's revenues.

      On December 3, 2001, SAI filed a Current Report on Form 8-K, dated December 3, 2001, that reported the planned consolidation of SAI's then existing six central monitoring stations in to two monitoring stations.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SECURITY ASSOCIATES INTERNATIONAL, INC.



April 14, 2002                 By:    /s/ Raymond A. Gross
                                  ---------------------------------------
                                          Raymond A. Gross,
                                           President and Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                               TITLE                            DATE

/s/ Raymond A. Gross            President (Principal Executive Officer)    April 14, 2002
---------------------------     Principal Financial Officer (Principal
Raymond A. Gross                Accounting Officer) and Director

/s Ronald I. Davis              Director                                   April 14, 2002
---------------------------
Ronald I. Davis

/s/ Thomas J. Salvatore         Director                                   April 14, 2002
---------------------------
Thomas J. Salvatore

/s/ Douglas Oberlander          Director                                   April 14, 2002
---------------------------
Douglas Oberlander

/s/ Michael B. Jones            Director                                   April 14, 2002
---------------------------
Michael B. Jones

/s/ Stephen J. Ruzika           Director                                   April 14, 2002
---------------------------
Stephen J. Ruzika

/s/ Mark Radzik                 Director                                   April 14, 2002
---------------------------
Mark Radzik


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                      (FOR EACH INCOME STATEMENT PRESENTED)

                                                                   Additions
                                     ----------------------------------------------------------------------
                                      Balance at                   Charged to
                                     Beginning of    Charged to      Other                      Balance at
             Description                Period        Expense       Accounts     Deductions    End of Period
---------------------------------    ------------    ----------    ----------    ----------    -------------
Allowances deducted from related
accounts receivable balance sheet
accounts of Security Associates
International, Inc.
Year ended December 31, 1999            737,000       190,000        220,000      (648,000)       499,000
Year ended December 31, 2000            499,000       392,700              -      (597,000)       294,700
Year ended December 31, 2001            294,700       356,000         20,800      (386,300)       285,200
                                     ------------    ----------    ----------    ----------    -------------

                                INDEX TO EXHIBITS

 EXHIBIT
   NO.                          DESCRIPTION
   ---                          -----------
     3.1     Amended and Restated Certificate of Incorporation of the Company(1)
    3.1a     Certificate of Amendment of Certificate of Incorporation, As
             Amended.(8)
     3.2     By-Laws of the Company.(1)
    3.2b     Amended and Restated By-laws of Security Associates International,
             Inc. as of 9/27/99.(10)
     3.3     Certificate of Designations, Rights, Preferences and Limitations of
             12% Redeemable Preferred Stock, $10.00 par value per share, of
             Security Associates International, Inc.(1)
     3.4     Certificate of Designations, Rights, Preferences and Limitations of
             Convertible Preferred Stock, $10.00 par value per share, of
             Security Associates International, Inc.(1)
     3.5     Amendment to Certificate of Designations, Rights, Preferences and
             Limitations of 12% Redeemable Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(6)
     3.6     Certificate of Designations, Rights, Preferences and Limitations of
             Series A Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(9)
     3.7     Certificate of Designations, Rights, Preferences and Limitations of
             Series C Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(14)
     3.8     Certificate of Designations, Rights, Preferences and Limitations of
             Series D Convertible Preferred Stock, $10.00 par value per share, of Security Associates International, Inc.(14)
     4.1     Specimen Common Stock certificate.(1)
    10.1     Employment Agreement between Registrant and James S. Brannen dated
             August 29, 1996.(1)
    10.2     Employment Agreement between Registrant and Ronald I. Davis dated
             August 29, 1996.(1)
    10.3     Employment Agreement between Registrant and Stephen Rubin dated
             August 30, 1996.(1)
    10.4     Adoption Agreement for the Datair Mass-Submitter Prototype
             Standardized Cash or Deferred Profit Sharing Plan & Trust.(1)
    10.5     Supplemental Employees' Retirement Plan.(1)
    10.6     Purchase of Stock of Winnetka Investors, Inc. by Registrant dated
             September 5, 1996.(1)
    10.7     Purchase of Stock of MCAP Investors, Inc. by Registrant dated
             September 5, 1996.(1)
    10.8     Common Stock Subscription and Purchase Agreement between Registrant and TJS Partners, L.P., dated September 5, 1996.(1)
    10.9     Amendment to Common Stock Subscription and Purchase Agreement
             between Registrant and TJS Partners, L.P., dated December 31,
             1996.(1)
   10.10     Purchase of Membership Interests of Limited Liability Agreements
             between Registrant and Intec Company, Inc. dated September 5,
             1996.(1)
   10.11     Asset Purchase Agreement between Registrant and AMJ Central Station
             Corporation dated December 19, 1996.(1)
   10.12     Asset Purchase Agreement between All-Security Monitoring Services,
             L.L.C. and Northern Central Station, Inc. dated February 25,
             1997.(1)
   10.13     Loan Agreement among Registrant, Security Associates Command Center
             II, L.L.C., Monitor Service Group, L.L.C., All-Security Monitoring
             Services, L.L.C. and FINOVA Capital Corporation dated December 31,
             1996.(1)
   10.14     Amendment to Loan Instruments among Registrant, Security Associates
             Command Center II, L.L.C., Monitor Service Group, L.L.C.,
             All-Security Monitoring Services, L.L.C. and FINOVA Capital
             Corporation dated February 28, 1997.(1)
   10.15     Lease Agreement between American National Bank and Trust Company of
             Chicago as Trustee under Trust No. 59948 and Registrant dated
             November 21, 1995.(1)
   10.16     Amendment to Lease Agreement between American National Bank and
             Trust Company of Chicago as Trustee under Trust No. 59948 and
             Registrant dated December 9, 1996.(1)
   10.17     Lease between Intec Company, Inc. and Security Associates Command
             Center II, L.L.C. dated September 4, 1996.(1)
   10.18     Sublease Agreement between William Jackson and Elizabeth Jackson and Registrant dated December 29, 1996.(1)
   10.19     First Amendment to Lease between William Jackson and Elizabeth
             Jackson and Registrant dated February 7, 1997.(1)
   10.20     Subordinated Loan Agreement between Registrant and TJS Partners,
             L.P.(1)
   10.21     Standby Option and Warrant Agreement between Registrant and TJS
             Partners, Ltd. dated September 5, 1996.(1)
   10.22     Amended Standby Option and Warrant Agreement between Registrant and
             TJS Partners, Ltd. dated December 31, 1996.(1)
   10.23     Warrant dated December 31, 1996 issued to TJS Partners, Ltd.(1)
   10.24     Form of Warrant.(1)
   10.25     Echo Star Joint Venture Agreement.(2)
   10.26     Amended and Restated Loan Agreement among Security Associates
             International, Inc., Security Associates Command Center II, L.L.C.,
             Monitor Service Group, L.L.C., All-Security Monitoring Services,
             L.L.C., AMJ Central Station Corporation, Inc., Telecommunications
             Associates Group, Inc. and FINOVA Capital Corporation dated
             December 2, 1997.(4)
   10.27     Second Amendment to Lease between American National Bank and Trust
             Company of Chicago as Trustee under Trust No. 59948 and Registrant dated December 10, 1997.(4)
   10.28     Koll Business Center Lease dated May 16, 1996 between
             Telecommunications Associates Group, Inc. and TR Brell Austin
             Corp.(4)

   10.29     Lease between Indian Hill Properties, Inc. and Telecommunications
             Associates Group, Inc. dated November 24, 1997.(4)
   10.30     Stock Purchase Agreement between Security Associates International,
             Inc. as purchaser and Robert Ambros as seller dated November 21, 1997.(3)
   10.31     $500,000 Promissory Note dated December 8, 1997 from Alarm Funding
             Corporation to TJS Partners, L.P.(4)
   10.32     Subordinated Loan Agreement dated November 14, 1997 between Alarm
             Funding Corporation and TJS Partners, L.P.(4)
   10.33     Amended Subordinated Loan Agreement dated January 30, 1998 between
             Security Associates International, Inc. and TJS Partners, L.P.(4)
   10.34     $5,000,000 Promissory Note dated December 31, 1996 from Security
             Associates International, Inc. to TJS Partners, L.P.(4)
   10.35     Standard Hardware Purchase and Software License Agreement, between
             Monitoring Automation Systems and Security Associates
             International, Inc. dated September 21, 1998.(6)
   10.36     Form of Association Agreement.(6)
   10.37     Security Associates International, Inc. Stock Option Plan.(6)
   10.38     Security Associates International, Inc. Employee Stock Purchase
             Plan.(6)
   10.39     Allonge.(6)
   10.40     Third amendment to Loan Instruments between Security Associates
             International, Inc., All-Security Monitoring Services, L.L.C., AMJ
             Central Station Corporation, Telecommunications Associates Group,
             Inc., Texas Security Central, Inc. and Reliance Protection
             Services, Ltd. And FINOVA Capital Corporation.(6)
   10.41     Stock Purchase Agreement between Security Associates International,
             Inc. and the Willis Tate, Jr. Charitable Remainder Unitrust for
             Southern Methodist University, Ray Hooker and Willis Tate, Jr.
             dated June 17, 1998.(5)
   10.42     Asset Purchase Agreement between Security Associates International,
             Inc., as Seller and Security Alarm Financing Enterprises, Inc, as
             Purchaser, dated June 30, 1999.(9)
   10.43     Second Amendment to Security Associates International, Inc. Common
             Stock Subscription and Purchase Agreement Dated as of September 5,
             1996 between TJS Partners, L.P. and Security Associates
             International, Inc. dated September 30, 1999.(10)
   10.44     Second Amended and Restated Loan Agreement among Security
             Associates International, Inc., FINOVA Capital Corporation and
             State Street Bank and Trust Company dated September 30, 1999.(10)
   10.45     Stock Purchase Agreement among Security Associates International,
             Inc. and Herbert Warrick, Ramona Warrick and Russell VanDevanter dated November 5, 1999.(11)
   10.46     Second Amendment to Loan Instruments among Security Associates
             International, Inc., FINOVA Capital Corporation and Citizens' Bank of Massachusetts dated March 10, 2000.(12)
   10.47     Plan and Agreement of Merger among Security Associates
             International, Inc., King Central Acquisition Corp., KC Acquisition
             Corp., Mr. Thomas Few Sr. and Mr. Timothy McGinn dated May 2,
             2000.(13)
   10.48     Amendment to Plan and Agreement of Merger among Security Associates
             International, Inc., King Central Acquisition Corp., KC Acquisition
             Corp., Mr. Thomas Few Sr. and Mr. Timothy McGinn dated March 15,
             2001.(13)
   10.49     Monitoring Receivable Financing Agreement by and among McGinn,
             Smith Acceptance Corp. and SAI Funding Corporation and Security
             Associates International, Inc. as Collection Agent dated January
             16, 2001.(13)
   10.50     Purchase and Contribution Agreement among Security Associates
             International, Inc., SAI Northwest Command Center - Seattle, Inc.,
             SAI Southwest Command Centers, Inc., and SAI North Central Command
             Center, Inc., as Sellers and SAI Funding Corporation as Purchaser dated January 16, 2001.(13)
   10.51     Lease Agreement between LaSalle Bank National Association,
             Successor Trustee to American National Bank and Trust Company of
             Chicago as Trustee under Trust No. 59948 and Registrant dated
             August 12, 2000.(13)
   10.52     Investment Agreement.(13)
   10.53     Employment Agreement between Registrant and Ray Gross dated August
             6, 2001.
   10.54     Employment Agreement between Registrant and Paul Lucking dated
             August 6, 2001.
   10.55     Employment Agreement between Registrant and Stephen J. Ruzika dated
             August 15, 2001.
    21.1     Subsidiaries of Registrant.(13)


(1) Previously filed with the Registrant's Registration Statement on Form S-1 filed July 22, 1997.
(2) Previously filed September 8, 1997 in pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1.
(3) Previously filed with the Registrant's Current Report on Form 8-K filed December 10, 1997 and dated November 25, 1997.
(4) Previously filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997.
(5) Previously filed with the Registrant's Current Report on Form 8-K filed July 2, 1998, dated May 8, 1998.
(6) Previously filed with the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998.
(7) Previously filed with the Registrant's Registration Statement on Form S-1 filed April 9, 1998.
(8) Previously filed with the registrants Definitive Proxy Statement filed May 19, 1998.
(9) Previously filed with the Registrant's Current Report on Form 8-K filed July 8, 1999, dated June 30, 1999.
(10) Previously filed with the Registrant's Current Report on Form 8-K filed October 15, 1999, dated September 30, 1999.
(11) Previously filed with the Registrant's Current Report on Form 8-K filed November 18, 1999, dated November 5, 1999.
(12) Previously filed with the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1999.
(13) Previously filed with the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 2000.
(14) Previously filed with the Registrant's Form 10-QSB Quarterly Report for the Quarter ended June 30, 2001.