Form 10KSB/A
period 2001-12-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-05-01
CIK 851720

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(MARK ONE)
  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB. X
                                     -----

      Issuer's revenues for the most recent fiscal year: $20,962,000.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the American Stock Exchange on April 12, 2002 was $8,817,000.

      As of April 12, 2002, the registrant had outstanding 9,166,385 shares of $0.001 par value common stock.

      Transitional Small Business Disclosure Format: Yes       No   X
                                                         -----    -----


                                    PART III

         We amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, to provide information required to be set forth in Part III of the Annual Report on Form 10-KSB. We have made no further changes to our Annual Report on Form 10-KSB filed with the SEC on April 16, 2002.


ITEM 10.  EXECUTIVE COMPENSATION


The following table is a summary of the compensation awarded or earned by persons serving as our Chief Executive Officer and the other most highly paid executive officers (the "Named Executive Officers") during the last three fiscal years:

SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                          -----------------------------------------  -------------------------------------
                                                                              AWARDS
                                                           OTHER     ------------------------
                                                          ANNUAL      RESTRICTED  SECURITIES    ALL OTHER
    NAME AND PRINCIPAL                                    COMPEN-       STOCK     UNDERLYING     COMPEN-
         POSITION          YEARS    SALARY     BONUS      SATION        AWARDS      OPTIONS      SATION(4)
-------------------------
James S. Brannen(6)(9)     2001    $196,154   $101,250   $35,823(1)       --         150,000       $2,087
   President and Chief     2000    $175,000   $ 55,000   $29,509(1)       --         105,000       $3,231
   Executive Officer       1999    $175,000   $ 72,417   $29,100(1)       --         210,000       $3,433


Ronald I. Davis(7) (9)     2001    $199,308   $ 81,250   $47,781(2)       --         300,000       $2.087
   Chairman of the Board   2000    $175,000   $ 55,000   $32,334(2)       --         105,000       $3,231
                           1999    $175,000   $ 78,500   $28,050(2)       --         210,000       $3,433


Stephen Rubin              2001    $145,000   $ 66,000   $18,405(3)       --            --         $2,677
   Senior Vice             2000    $145,000   $ 40,000   $15,858(3)       --         105,000       $2,900
   President               1999    $140,000   $ 43,156   $15,350(3)       --         210,000       $2,746


Ronald J. Carr(8)          2001    $132,308      --     $11,500(5)        --            --         $1,408
   Senior Vice             2000    $154,615      --     $12,000(5)        --         150,000       $2,322

   President                1999    $140,000      --     $12,000(5)        --        300,000       $1,703


Raymond A. Gross(9)         2001   $105,770   $ 33,333      --            --       1,350,000         --
    Chief Executive
   Officer

Paul M. Lucking(9)          2001   $ 71,539   $ 33,400      --            --         900,000         --
    Chief Operating
   Officer

Karen B. Daniels            2001   $121,384      --         --            --            --         $1,888
   Senior Vice President    2000   $110,000      --         --            --          75,000       $2,200
                            1999   $ 96,234      --         --            --         150,000       $1,814
James N. Jennings           2001   $112,077      --         --            --            --           --
    Senior Vice             2000   $107,000      --         --            --          50,000         --
   President                1999   $ 80,000   $ 21,625      --            --            --           --

------------------------------

(1) Includes $24,000, $24,000 and $16,000 for automobile allowances for 1999, 2000 and 2001, respectively.
(2) Includes $24,000, $24,000 and $16,000 for automobile allowances for 1999, 2000 and 2001, respectively.
(3) Includes $12,000, $12,000 and $12,000 for automobile allowances for 1999, 2000 and 2001, respectively.
(4)   Amount reflects matching funds pursuant to our 401(k) Plan.
(5) Includes $12,000, $12,000 and $11,500 for automobile allowances in 1999, 2000 and 2001, respectively.
(6)   Mr. Brannen resigned effective August 31, 2001.
(7) Mr. Davis resigned as Chairman of the Board in the third quarter of 2001, but remains as Chairman Emeritus and a Director of our company.
(8)   Mr. Carr resigned in the fourth quarter of 2001.
(9) Includes options granted subject to shareholder approval as discussed below in Employment Agreements and Stock Option Plan.

OPTION GRANTS TABLE

         The following table contains information concerning options granted to the Named Executive Officers in 2001. Includes options granted subject to shareholder approval as discussed below in Employment Agreements and Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                        --------------------------------------------------------
                                       PERCENT OF
                                         TOTAL
                         NUMBER OF      OPTIONS
                        SECURITIES     GRANTED TO
                        UNDERLYING     EMPLOYEES     EXERCISE OR
                         OPTIONS          IN         BASE PRICE
      NAME               GRANTED      FISCAL YEAR      ($/SH)    EXPIRATION DATE
      ----               -------      -----------      ------    ---------------
James S. Brannen          150,000         5.6%         $2.50          9/1/2004
Ronald I. Davis           300,000        11.1%         $2.50          9/1/2004
Stephen Rubin                --            --            --
Ronald J. Carr               --            --            --
Raymond A. Gross        1,350,000        50.0%         $2.50          9/1/2011
Paul M. Lucking           900,000        33.3%         $2.50          9/1/2011
Karen B. Daniels             --            --            --
James N. Jennings            --            --            --


FISCAL YEAR END OPTION VALUE TABLE

The following table contains information concerning the value of stock options held by the Named Executive Officers at fiscal year end 2001. Includes options granted subject to shareholder approval as discussed below in Employment Agreements and Stock Option Plan.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                                        OPTIONS AT FISCAL YEAR END      FISCAL YEAR END
                                                        --------------------------      ---------------
                           SHARES
                          ACQUIRED
                            ON
      NAME                EXERCISE    VALUE REALIZED    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
      ----                --------    --------------    -------------------------   -------------------------
James S. Brannen             --             --            150,000  /      0                 $0  /  $0
Ronald I. Davis              --             --            300,000  /      0                 $0  /  $0
Stephen Rubin                --             --            192,500  /     122,500            $0  /  $0
Ronald J. Carr               --             --            275,000  /     175,000            $0  /  $0
Raymond A. Gross             --             --            450,000  /     900,000            $0  /  $0
Paul M. Lucking              --             --            300,000  /     600,000            $0  /  $0
Karen B. Daniels             --             --            137,500  /      87,500            $0  /  $0
James N. Jennings            --             --             33,333  /      16,667            $0  /  $0

EMPLOYMENT AGREEMENTS

In August 1996, we entered into a three-year employment agreement with Stephen Rubin to serve as our Senior Vice President. This employment agreement was amended in July 1999. Pursuant to his employment agreement, Mr. Rubin receives an annual salary of $145,000. These amounts may be increased following annual salary reviews. In addition, if Mr. Rubin, Mr. Jennings or Ms. Davis are terminated in connection with a change of control prior to December 31, 2003, the executive officer is entitled to: (i) his/her salary through his/her final date of active employment, plus any accrued but unused vacation/time off pay, and (ii) severance pay, in an amount equal to 2.99 times his/her base salary, plus an amount sufficient to pay for the excise tax, if any, which would be applicable by virtue of the application of Section 280 G, or any similar section, of the Internal Revenue Code. For purposes of this section, the resignation by Employee following a "Change in Control" will be considered a "termination." A "Change in Control" shall be deemed to occur on the earliest of
(i) the acquisition by any entity, person, or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 50% of the outstanding capital stock of the Company entitled to vote for the election of directors ("Voting Stock"); (ii) the effective time of (1) a merger or consolidation of the Company with one or more corporations as a result of which the holders of the outstanding Voting Stock of the Company immediately prior to such merger hold less than 50% of the Voting Stock of the surviving or resulting corporation, or (2) a transfer of substantially all of the property or assets of the Company other than to an entity of which the Company owns at least 50% of the Voting Stock; and (iv) the election to the Company's Board of Directors, without the recommendation or approval of the incumbent Board, of directors constituting a majority of the number of directors of the Company then in office. Notwithstanding the foregoing, a change of control shall not be deemed to have occurred if TJS Partners, L.P. is the entity acquiring the capital stock of the Company.

         On September 1, 2001, we entered into an employment agreement with Ronald I. Davis as our Chairman Emeritus, which is not an executive officer position. This agreement renews automatically for successive one-year periods. Pursuant to this employment agreement, Mr. Davis will be paid $254,000 from the period September 1, 2001, through August 31, 2002 and $175,000 from the period of September 1, 2002, through February 28, 2003. His employment agreement provides that he is entitled to be paid for the remainder of the term if he is terminated (i) if the initial term is not renewed; (ii) upon his death or disability; (iii) for Good Reason, including resignation within six months following a Change in Control; or (iv) by the Company without Cause.

         Effective August 31, 2001, Mr. Brannen resigned from his position as President and Chief Executive Officer and as a member of our Board. In connection with his resignation and in accordance with the terms of his employment agreement, we entered into a settlement agreement and general release with Mr. Brannen, pursuant to which he is entitled to receive certain severance payments. Specifically, Mr. Brannen will be paid $225,000 in four equal installments for the period from September 1, 2001 through August 31, 2002; the sum of $200,000 payable in four equal installments for the period from September 1, 2002 through August 31, 2003; and the sum of $175,000, payable in four equal installments for the period from September 1, 2003 through August 31, 2004. In addition, Mr. Brannen received a lump sum payment of $60,000 upon the execution of the settlement agreement and general release and a nonstatutory stock option to purchase 150,000 shares of our common stock at an exercise price of $2.50 per share.

         In September 2001, we entered into employment agreements with Messrs. Gross, Lucking and Ruzika, pursuant to which Mr. Gross serves as our Chief Executive Officer, Mr. Lucking serves as our Chief Operating Officer and Mr. Ruzika serves as vice chairman. Pursuant to Mr. Gross' agreement, he receives an annual base salary of $275,000. Mr. Gross also received a one-time signing bonus equal to $100,000, paid in three equal installments of $33,333 each. The first such installment was paid on the date his employment agreement was executed and the two remaining installments were paid on third and six month anniversaries of the execution of his employment agreement. The initial term of the employment agreement expires on December 31, 2002. If Mr. Gross' employment is terminated by our company without cause prior to the expiration of the initial term, he shall be entitled to severance equal to one times his annual base salary, plus any earned but unpaid signing bonus and earned but unpaid Incentive Bonus, as described below.

         The terms of Mr. Lucking's and Mr. Ruzika's employment agreements are substantially the same as Mr. Gross', except that Mr. Lucking's annual base salary is $200,000 and his signing bonus was $50,000 and Mr. Ruzika's annual base salary is $200,000, but he did not receive any signing bonus.

         In addition, our Board has approved an incentive bonus arrangement pursuant to which Messrs. Gross, Lucking, Ruzika and Salvatore will be eligible to earn a bonus equal to a specified percentage of certain increases in our earnings before interest, taxes, depreciation and amortization ("EBITDA"), as measured over certain designated periods (the "Incentive Bonus"). Subject to certain exceptions, Section 162(m) of the Code disallows the deduction of compensation paid to certain senior officers by a publicly held corporation to the extent such compensation exceeds $1 million in a taxable year. One exception provided by Section 162(m) is for "performance-based compensation." The Incentive Bonus is intended to comply with this exception.

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

         We have entered into Confidentiality Agreements with all of our other executive officers. These agreements contain non-compete, non-solicitation, and confidentiality provisions, and also provide that in the event of termination of the executive officer as a result of a change of control, the executive officer will be paid a one-time cash payment equal to 2.99 times his or her salary, plus an additional payment to compensate the employee for any federal excise tax imposed as a result of this payment.

STOCK OPTION PLAN

         Under our Stock Option Plan, certain executive officers were granted options to purchase shares of our common stock. Under the terms of each executive officer's stock option agreement, which describes the terms of his or her options, the options are exercisable at $2.75 per share. The options will expire in six years and will vest over two years. If our company undergoes certain change of control transactions, however, the options will vest immediately.

         On March 10, 1999, our Board of Directors (the "Board") adopted the Security Associates International, Inc. Stock Option Plan, subject to stockholder approval, which was obtained at the 1999 annual stockholders meeting. On May 23, 2000, the Stock Option Plan was amended to increase the number of shares available for issuance thereunder from 1,800,000 to 2,800,000, and on June 5, 2001, the Stock Option Plan was further amended to increase the number of shares available for issuance thereunder from 2,800,000 to 3,000,000.

         In October 2001 our Board adopted, subject to stockholder approval, an amended and restated Stock Option Plan. The Stock Option Plan has been amended and restated to (i) permit options to have an exercise period of more than three months following the termination of an optionee's services with the Company;
(ii) increase the number of shares of common stock available for issuance under the Stock Option Plan from 3,000,000 shares to accommodate the issuances; and
(iii) increase the maximum number of shares issuable upon exercise of options granted to any one employee under the Stock Option Plan in any calendar year from 400,000 to 1,500,000.

         Our successful growth and development depends in a large part on our ability to recruit and retain a highly skilled management team and highly skilled outside advisors, including our non-employee directors. We believe that our ability to issue stock options as incentive compensation greatly increases our ability to recruit, motivate and retain a skilled executive management and advisory team in a highly competitive environment.

         Under the Stock Option Plan, a total of 3,000,000 shares of common stock currently has been made available for issuance upon exercise of options granted under the plan. Because of our decision to utilize the Stock Option Plan to recruit and motivate a skilled executive management team and outside advisors and our anticipated needs for flexibility in compensating our key employees and advisors in the future, our Board believes that we need to have a significant quantity of available shares for future grants as well as additional flexibility in designating the terms of those option grants. Accordingly, stockholders are going to be asked to approve an amendment to increase the aggregate number of shares available for issuance under the Stock Option Plan and to permit options to have an exercise period of more than three months following the termination of an optionee's services with the company.

         In addition, the stockholders are expected to be asked to approve an amendment increasing the maximum number of shares issuable upon exercise of options granted to any one employee under the Stock Option Plan in any calendar year from 400,000 to 1,500,000. Our Board believes such an increase is necessary to enable it to make grants of options to certain key executives and advisors in amounts that are sufficient to attract and motivate such executives and advisors. Stockholders are expected to be asked to approve this amendment to ensure that the Stock Option Plan continues to meet the statutory requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). In general, Section 162(m) of the Code disallows a publicly held corporation a deduction for federal income tax purposes for compensation in excess of $1 million per year paid to its chief executive officer and the four other officers whose compensation is disclosed in its annual proxy statement, subject to certain exceptions. Under Section 162(m), compensation that qualifies as "performance based compensation" is not subject to the $1 million limitation. One of the conditions required to qualify compensation paid pursuant to option grants under an option plan as "performance-based compensation" is stockholder approval of the stock option plan, including approval of the maximum number of shares with respect to which options may be granted to a single employee during a specified period. Because the maximum number of shares issuable upon exercise of options granted to any one employee in any calendar year is being increased, you are now being asked to approve the increase to ensure that the Stock Option Plan, as amended, will continue to qualify under the statutory requirements of
Section 162(m).

The purpose of our Stock Option Plan is to advance the interests and enhance the value of our company by:

     - aligning the economic interests of our key employees, consultants and directors with those of our stockholders;

     - inducing individuals of outstanding ability and potential to join and/or remain with us; and

     - providing key employees, consultants and directors with an additional incentive to contribute to our success.

         The Stock Option Plan is administered by the Board or a committee designated by the Board. The committee has discretion as to which employees, non-employee directors, consultants or independent contractors will receive options. The committee also establishes the terms, conditions and limitations of each option, including the type and amount of the option, the number of shares of common stock underlying each option, the exercise price and the date or dates upon which the option vests and becomes exercisable. No member of the committee shall receive any options pursuant to the Stock Option Plan or any similar plan while serving on the committee unless the Board determines that the grant of such option fulfills the then current Rule 16b-3 requirements under the Securities Exchange Act of 1934, as amended. The committee also has full power to construe and interpret the Stock Option Plan and the options granted under the Stock Option Plan, to establish rules and regulations necessary or advisable for its administration, and to determine the terms of and amend the option agreements evidencing the grants.

         Our Stock Option Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. Incentive stock options must have a per share exercise price at least equal to the fair market value of the underlying common stock at the time the option is granted. If an incentive stock option is granted to any participant who owns more than 10% of the voting power of our company (a "Significant Stockholder"), then the exercise price per share must be not less than 110% of fair market value on the date of grant. The exercise price for non-qualified options will be determined by the committee in its sole discretion on the date of grant, and may be less than fair market value.

         Each participant receiving an incentive stock option must be an employee of our company or of a subsidiary at the time an incentive option is granted. The maximum exercise period for an incentive stock option may not be greater than ten years (incentive stock options granted to a Significant Stockholder must have an exercise period of not more than five years). The fair market value of shares as to which incentive stock options are exercisable for the first time by an employee during any single calendar year (under the Stock Option Plan and any other incentive option plan of our company or a subsidiary) may not exceed $100,000. Except as otherwise determined by the committee, all options are nontransferable and may be exercised during the optionee's lifetime only by the optionee.

         A participant who ceases to be an employee or consultant of our company or a subsidiary for any reason other than death, disability or termination "for cause" will, unless otherwise determined by the committee, be permitted to exercise any option, to the extent it is vested on the date of such cessation, but only within three months of such cessation (or, if earlier, within the originally prescribed term of the option). If a participant dies, his or her estate or personal representative may exercise the option, to the extent it was vested and exercisable on the date of death. If a participant becomes permanently disabled, he or she may exercise the option to the extent it was vested and exercisable at the time of the onset of the disability or, if the option vests periodically, to the extent it would have been exercisable as of the next periodic vesting date. In the case of either death or disability, the option must be exercised within twelve months after the date of death or onset of disability, and prior to the original expiration date of the option. A participant who is terminated "for cause" will immediately lose all rights to exercise any options.

         Upon any change in the nature or number of outstanding shares of our common stock due to stock split, dividend, merger, reorganization or similar event, adjustments will be made to the numbers of shares and the applicable exercise prices under outstanding options to prevent dilution or enlargement of the options previously granted.

         The Board may amend the Stock Option Plan in any respect and it will seek stockholder approval for such amendments, when approval is required by the Code, any federal or state statute or regulation or the rules of the American Stock Exchange or any other exchange on which our shares may be listed.

         The Board may terminate the Stock Option Plan at any time. However, no termination or amendment will affect the rights of participants under options previously granted without the participant's consent. Unless previously terminated, the Stock Option Plan will terminate on March 10, 2009, and no options will be granted after that date.

         THE FOLLOWING TABLE PRESENTS THE OPTIONS THAT WILL BE RECEIVED BY OR ALLOCATED TO EACH OF THE FOLLOWING INDIVIDUALS UNDER THE STOCK OPTION PLAN AT AN EXERCISE PRICE OF $2.50 PER SHARE (EXCEPT THE EXERCISE PRICE FOR MR. OBERLANDER IS $2.20 PER SHARE) IF THE AMENDMENT OF THE STOCK OPTION PLAN DESCRIBED ABOVE IS
APPROVED:

NEW PLAN BENEFITS
SECURITY ASSOCIATES INTERNATIONAL, INC.
STOCK OPTION PLAN, AS AMENDED

                                                             NO. OF SHARES
                                                              UNDERLYING
                                                                OPTION
Name and Position                                              GRANTED(1)
                                                               ----------

Raymond A. Gross
      Chief Executive Officer                                   1,350,000
Paul M. Lucking
      Chief Operating Officer                                     900,000
Thomas J. Salvatore
      Chairman of the Board                                       600,000
Stephen J. Ruzika
      Vice Chairman of the Board                                  750,000
Ronald I. Davis
      Director                                                    300,000
Douglas J. Oberlander(2)
      Director                                                    150,000

Executive Group (7 individuals)                                 2,100,000
Non-Executive Director Group (5 individuals)
                                                                2,250,000

Non-Executive Officer Employee Group                                    0

--------------------

(1) The New Plan Benefits Table reflects the number of shares issuable upon exercise of the options that the Board has authorized to date to be granted pursuant to the increase in the number of shares issuable under the Stock Option Plan, subject to stockholder approval being sought by this proxy.

(2) In addition, if the amendment of the Stock Option Plan is approved, the option agreements governing options previously issued to Douglas J. Oberlander and Michael B. Jones will be amended to permit the exercise of any vested options for a period of six years following the termination of their services as nonemployee directors (instead of the current three months).

DIRECTOR COMPENSATION

All directors are reimbursed for travel expenses incurred in connection with attending Board and committee meetings. Our independent directors are is to be paid $2,000 per month through at least December 31, 2002, provided that he does not voluntarily resign earlier. Directors are not entitled to additional fees for serving on committees of the Board. In addition, if the amendment of the Stock Option Plan described above is approved, certain directors will be granted options to purchase shares of common stock under our amended and restated Stock Option Plan. Subject to stockholder approval, the Board has approved granting 525,000 shares of common stock to Mr. Salvatore. Mr. Salvatore has been instrumental in finding and negotiating a satisfactory arrangement with our strategic partner, Foamart Limited, which has invested in our company, with the proceeds used to partially finance the acquisition of certain assets from SecurityVillage.com. Foamart Limited is an affiliate of SecurityVillage.com with whom we have also entered into an alliance to expand the services we will be able to offer our dealers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OFFICERS AND PRINCIPAL HOLDERS

         The following table lists certain information regarding the beneficial owners of our common stock as of April 1, 2002, which includes: (i) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our company's directors; (iii) the Named Executive Officers; and (iv) all of our company's directors and executive officers as a group. We believe that, except as noted, each person or entity named below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such holder, subject to community property laws where applicable.

                                                          BENEFICIAL OWNERSHIP
                                                          --------------------

         NAME                                  NUMBER OF SHARES                    PERCENT(1)
         ----                                  ----------------                    ----------
Thomas J. Salvatore(2)
c/o TJS Partners, L.P.
155 E. Putnam Avenue
Greenwich, Connecticut 06830                        15,135,900                         55.57%

TJS Partners, L.P.(3)
115 East Putnam Avenue
Greenwich, Connecticut 06830                        13,735,900                         52.60%

EGI-Fund (01) Investors, L.L.C.(4)
Two North Riverside Plaza, Suite 600
Chicago, Illinois 60606                              4,500,000                         15.73%

Foamart Limited (5)
c/o Weil, Gotshal & Manges LLP
One South Place
London EC2M 2WG                                      2,885,000                         10.56%

Ronald I. Davis(6)
c/o Security Associates
International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois 60005                    1,524,695                          5.70%

Stephen Rubin(7)
c/o Security Associates
International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois 60005                      727,198                          2.75%


Ronald J. Carr(8)
c/o Security Associates
International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois 60005                      471,096                          1.77%

Douglas J. Oberlander(9)
10225 N. Knoxville Avenue
Peoria, Illinois 61615                                 329,474                          1.25%

Raymond A. Gross(10)
c/o Security Associates
International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois 60005                      460,000                          1.74%

Paul M. Lucking(11)
c/o Security Associates
International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois 60005                      310,000                          1.17%

Stephen J. Ruzika(12)
c/o Security Associates
International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois 60005                      260,000                          1.00%

James S. Brannen(13)
902 Hawthorne Ln.
Geneva, Illinois  60135                              745,500                           2.84%

James N. Jennings(14)
c/o Security Associates
  International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois  60005                    33,333                               *

Karen B. Daniels(15)
c/o Security Associates
  International, Inc.
2101 S. Arlington Heights Road
Arlington Heights, Illinois  60005                   242,475                               *

Mark Radzik(16)
c/o EGI-Fund (01) Investors, L.L.C.
Two North Riverside Plaza, Suite 600
Chicago, Illinois 60606                               15,000                               *


All Executive Officers and Directors
as a group (9 persons) (17)                         17,293,402                         62.47%

--------------------

* = less than 1%.

(1) Applicable percentage of ownership as of April 1, 2002, is based upon 26,112,285 shares of common stock outstanding (including 14,945,900 shares issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock and 2,000,000 shares issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock). Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and unless otherwise noted includes voting and investment power with respect to the shares shown as beneficially owned. Shares of common stock issuable or subject to options or warrants currently exercisable or exercisable within 60 days (as well as those subject to shareholder approval as described in Employment Agreements, Stock Option Plans and Certain Relationships and Related Party Transactions) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 137,359 shares of Series A Convertible Preferred Stock owned by TJS Partners, L.P. Mr. Salvatore controls voting and disposition of these shares as the Managing Partner of TJS Partners, L.P. Also includes 275,000 shares of common stock owned by Mr. Salvatore personally, as well as 525,000 shares of common stock and 600,000 shares of common stock the issuance of which are subject to options which are subject to shareholder approval as discussed in Certain Relationships and Related Party Transactions.

(3) Consists of 137,359 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into and has the voting rights of 100 shares of common stock.

(4) Consists of 2,500,000 shares of common stock that may be acquired within 60 days upon exercise of a warrant and 20,000 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into and has the voting rights of 100 shares of common stock.

(5) Consists of 460,000 shares of common stock, 1,215,000 shares of common stock that may be acquired within 60 days upon exercise of a warrant and 12,100 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into and has the voting rights of 100 shares of common stock.

(6) Includes 909,695 shares owned by Mr. Davis and J, S & R Ltd., L.P. Also includes 615,000 shares that may be acquired within 60 days upon exercise of options. Excludes 5,337 shares owned by Beverly Davis, Mr. Davis' wife, 7,700 shares owned by Scott Davis, Mr. Davis` son, 7,500 shares owned by Deborah Davis, Scott's wife, 12,500 shares owned by Ethan Davis, Mr. Davis' grandson, 12,500 shares owned by Benjamin Davis, Mr. Davis` grandson, 5,000 shares owned by Emma Davis, Mr. Davis' granddaughter, and 21,801 shares owned by Ann Davis, Mr. Davis` sister, as to which Mr. Davis disclaims beneficial ownership.

(7) Includes 412,198 shares owned by Mr. Rubin, and 315,000 shares that may be acquired within 60 days upon exercise of options. Excludes 13,600 shares owned by Jamie Rubin, Mr. Rubin's son, as to which Mr. Rubin disclaims beneficial ownership.

(8) Includes 21,096 shares owned by Mr. Carr, and 450,000 shares that may be acquired within 60 days upon exercise of options.

(9) Includes 154,474 shares owned by Mr. Oberlander, and 175,000 shares that may be acquired upon exercise of options (including options to purchase 150,000 shares which are vested but subject to shareholder approval as discussed in Employment Agreements and Stock Option Plan).

(10) Includes 450,000 shares which may be acquired upon the exercise of options which are vested but subject to shareholder approval as discussed in Employment Agreements and Stock Option Plan.

(11) Includes 300,000 shares which may be acquired upon the exercise of options which are vested but subject to shareholder approval as discussed in Employment Agreements and Stock Option Plan.

(12) Includes 250,000 shares which may be acquired upon the exercise of options which are vested but subject to shareholder approval as discussed in Employment Agreements and Stock Option Plan.

(13) Includes 595,500 shares owned by Mr. Brannen and a family limited partnership. Excludes 7,580 shares owned by Martha A. Brannen, Mr. Brannen's wife, 10,000 shares owned by Craig Brannen, 10,000 shares owned by Sarah B. Ozee and 10,000 shares owned by Peter Brannen, Mr. Brannen's children, as to which Mr. Brannen disclaims beneficial ownership. Includes 150,000 shares which may be acquired upon the exercise of options which are vested but subject to shareholder approval as discussed in Employment Agreements and Stock Option Plan.

(14) Consists of 33,333 shares of common stock which may be acquired within 60 days upon the exercise of options.

(15) Consists of 225,000 shares of common stock which may be acquired within 60 days upon the exercise of options.

(16) Mr. Radzik disclaims beneficial ownership of the shares held by EGI Fund (01) Investors, L.L.C. which designated Mr. Radzik to serve as a director of SAI.

(17) Includes 3,173,333 shares of common stock which are issuable or may be acquired upon the exercise of options, some of which are subject to shareholder approval as discussed in Employment Agreements, Stock Options Plan and Certain Relationships and Related Party Transactions. See footnotes above.

         The following table presents certain information regarding the beneficial ownership of Series A Convertible Preferred Stock as of April 1, 2002 by: (i) each person known by us to beneficially own more than 5% of the outstanding shares of Series A Convertible Preferred Stock; (ii) each of our directors and Named Executive Officers who beneficially own any shares of Series A Convertible Preferred Stock; and (iv) all directors and executive officers as a group. We believe that, except as noted, each person named below has sole voting and investment power with respect to all shares of Series A Convertible Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                          BENEFICIAL OWNERSHIP(1)
                                                                 ----------------------- ------------------
                             NAME                                NUMBER OF SHARES           PERCENT(2)
                             ----                                ----------------           ----------
TJS Partners, L.P.
115 East Putnam Avenue
Greenwich, Connecticut 06830................                            137,359                 92%

Thomas J. Salvatore(3)
c/o TJS Partners, L.P.
115 East Putnam Avenue
Greenwich, Connecticut 06830................                            137,359                 92%

Foamart Limited
c/o Weil, Gotshal & Manges LLP
One South Place
London EC2M 2WG.............................                             12,100                  8%

All Executive Officers and Directors as a group
  (1 person)................................                            137,359                 92%
--------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and unless otherwise noted includes voting and investment power with respect to the shares shown as beneficially owned.

(2) Applicable percentage of ownership as of April 1, 2002 is based upon 149,459 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into and has the voting rights of 100 shares of common stock. The total voting power of all securities owned by any holder of Series A Convertible Preferred Stock is limited to a maximum of 45% of the total number of votes eligible to vote on a matter submitted to our stockholders.

(3) Consists of 137,359 shares of Series A Convertible Preferred Stock owned by TJS Partners, L.P. Mr. Salvatore controls voting and disposition of these shares as the Managing General Partner of TJS Partners, L.P.

         The following table presents certain information regarding the beneficial ownership of Series B Convertible Preferred Stock as of April 1, 2002 by: (i) each person known by us to beneficially own more than 5% of the outstanding shares of Series B Convertible Preferred Stock; (ii) each of our directors and Named Executive Officers who beneficially own any shares of Series B Convertible Preferred Stock; and (iv) all directors and executive officers as a group. We believe that, except as noted, each person named below has sole voting and investment power with respect to all shares of Series B Convertible Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                                                          BENEFICIAL OWNERSHIP(1)
                                                                    ----------------------------------
                             NAME                                   NUMBER OF SHARES        PERCENT(2)
                             ----                                   ----------------        ----------

EGI-Fund (01) Investors, L.L.C.
Two North Riverside Plaza, Suite 600
Chicago, Illinois 60606.....................                             20,000                100%

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and unless otherwise noted includes voting and investment power with respect to the shares shown as beneficially owned.

(2) Applicable percentage of ownership as of April 1, 2002 is based upon 20,000 shares of Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into and has the voting rights of 100 shares of common stock.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2001, the Company entered into a three-year consulting arrangement with Thomas Salvatore, the Company's Chairman of the Board and managing partner of TJS Partners, L.P. (SAI's largest shareholder). In accordance with the arrangement, Mr. Salvatore is to receive consulting fees in the amount of $240,000 per year from January 1, 2001 through December 31, 2003. In addition, in 2001, Mr. Salvatore received 525,000 shares of common stock for past services rendered to SAI and was given 600,000 options to purchase common stock at $2.50 per share. The common stock grant given to Mr. Salvatore is yet to be issued and the option award has yet to be approved by SAI's common shareholders. In 2000, Mr. Salvatore received options to purchase 25,000 shares of common stock at $2.50 per share and options to purchase150,000 shares of common stock at $3.625 per share. In addition, 100,000 shares of common stock were granted to Mr. Salvatore for his services rendered regarding a private placement of securities involving SAI. Under the terms of the private placement of securities, SAI received $250,000 in cash.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SECURITY ASSOCIATES INTERNATIONAL, INC.



                                       By: /s/ Raymond A. Gross
                                           -----------------------------------
April 30, 2002                                 Raymond A. Gross, President and
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    SIGNATURE                                           TITLE                            DATE
                    ---------                                           -----                            -----

/s/ Raymond A. Gross                                President (Principal Executive Officer,         April 30, 2002
------------------------------------
Raymond A. Gross                                    Principal Financial Officer, Principal
                                                    Accounting Officer) and Director

/s/ Ronald I. Davis                                 Director                                        April 30, 2002
------------------------------------
Ronald I. Davis

/s/ Thomas J. Salvatore                             Director                                        April 30, 2002
------------------------------------
Thomas J. Salvatore

/s/ Stephen J. Ruzika                               Director                                        April 30, 2002
------------------------------------
Stephen J. Ruzika