Form 10QSB
period 2002-03-31
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-05-20
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 2002

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

As of May 20, 2002 the Registrant had outstanding 9,166,385 shares of its $.001 par value common stock.

                     Security Associates International, Inc.

                    For the Three Months ended March 31, 2002



                                      INDEX


Part I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1   Consolidated Financial Statements....................................3

         Consolidated Balance Sheets as of March 31, 2002
         and December 31, 2001................................................3

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001........................................4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001........................................5

         Notes to Consolidated Financial Statements...........................6


Item 2   Management's Discussion and Analysis or Plan of Operation............9

Part II - OTHER INFORMATION

Item 1   Legal Proceedings....................................................14

Item 2   Changes in Securities and Use of Proceeds............................15

Item 3   Defaults Upon Senior Securities......................................15

Item 4   Submission of Matters to a Vote of Security Holders..................15

Item 5   Other Information....................................................15

Item 6   Exhibits and Reports on Form 8-K.....................................15


SIGNATURES         ...........................................................16

PART I - FINANCIAL INFORMATION

       Item 1.     Consolidated Financial Statements

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                          (UNAUDITED)
ASSETS                                                                   MARCH 31, 2002    DECEMBER 31, 2001
CURRENT ASSETS:
Cash                                                                       $  2,555,272         $  5,459,055
Restricted cash                                                                 385,000              355,000
Accounts receivable, net                                                      2,635,889            2,254,491
Other current assets                                                            407,816              356,539
                                                                           ---------------------------------
           Total current assets                                               5,983,977            8,425,085
                                                                           ---------------------------------

FIXED ASSETS, net                                                             4,143,417            4,557,801

Goodwill, net                                                                20,717,698           20,717,698
Other long-term assets, net                                                     500,000              500,000
                                                                           ---------------------------------
           Total other long-term assets                                      21,217,698           21,217,698
                                                                           ---------------------------------
           TOTAL ASSETS                                                    $ 31,345,092         $ 34,200,584
                                                                           =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                           $    954,007         $  1,139,179
Current maturities of long-term debt                                          3,926,611            3,604,231
Accrued interest                                                                868,643              788,602
Accrued expenses                                                              3,390,119            3,735,528
Unearned revenue                                                                232,762              199,443
                                                                           ---------------------------------
           Total current liabilities                                          9,372,142            9,466,983
                                                                           ---------------------------------

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities                                    19,595,096           20,242,710
Other long-term liabilities                                                     253,438              353,281
                                                                           ---------------------------------
           Total long-term liabilities                                       19,848,534           20,595,991
                                                                           ---------------------------------
           Total liabilities                                                 29,220,676           30,062,974
                                                                           ---------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $10 par value;                          1,494,590            1,494,590
149,786 shares authorized, 149,459 shares outstanding
on March 31, 2002 and December 31, 2001
Series B convertible preferred stock, $10 par value, 20,000 shares authorized; 20,000 shares outstanding on March 31, 2002 and
December 31, 2001                                                               200,000              200,000
Common stock, $.001 par value; 50,000,000 shares
authorized; 9,161,684 shares outstanding on
March 31, 2002 and December 31, 2001                                              9,162                9,162
Warrants, net                                                                 3,711,137            3,711,137
Additional paid-in capital                                                   41,934,241           41,892,013
Note receivable from issuance of common stock                                  (900,000)            (900,000)
Accumulated deficit                                                         (44,324,714)         (42,269,292)
                                                                           ---------------------------------
                     Total stockholders' equity                               2,124,416            4,137,610
                                                                           ---------------------------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 31,345,092         $ 34,200,584
                                                                           =================================



        The accompanying notes are an integral part of these statements.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           (UNAUDITED)           (UNAUDITED)
                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31, 2002       MARCH 31, 2001

Net revenue                              $    5,080,215             $ 5,380,192
Operating unit expense                        4,117,177               4,130,759
                                          -------------------------------------
          Operating unit margin                 963,038               1,249,433
                                          -------------------------------------

Amortization and depreciation                   322,318               1,073,732
General and administrative                    1,071,970                 801,117
Sales and marketing                             277,475                 519,606
Restructuring expenses                          536,597                   -
                                          -------------------------------------
          Total expenses                      2,208,360               2,394,455
                                          -------------------------------------
          Loss from operations               (1,245,322)             (1,145,022)
Interest expense, net                          (810,100)             (1,096,954)
                                          -------------------------------------
        Loss before taxes                    (2,055,422)             (2,241,976)
Provision for income taxes                          -                      -
                                          -------------------------------------
        Net loss available to common
         stockholders                     $  (2,055,422)            $(2,241,976)
                                          =====================================
Net loss per share                        $       (0.22)            $     (0.29)
                                          =====================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     9,161,684               7,743,997
                                          =====================================






        The accompanying notes are an integral part of these statements.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       (UNAUDITED)              (UNAUDITED)
                                                                                      THREE MONTHS             THREE MONTHS
                                                                                          ENDED                    ENDED
                                                                                      MARCH 31, 2002           MARCH 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                  $ (2,055,422)           $ (2,241,976)
Adjustments to reconcile net loss to net cash used
            for operating activities-
                Amortization and depreciation                                              322,318               1,073,732
                Original issue discount amortization                                       115,500                  64,433
                Net issuance of common stock for dealers and employees                        --                    22,769
                Impairment of fixed assets                                                 536,597                    --
                Amortization of warrants and stock issued under dealer stock
                        Incentive plan                                                      42,228                  72,417
                Changes in assets and liabilities-
                   Accounts receivables, net                                              (381,398)                295,710
                   Other current assets                                                    (51,277)               (113,180)
                   Accounts payable                                                       (185,172)             (1,331,939)
                   Accrued expenses                                                       (345,409)               (115,454)
                   Accrued interest                                                         80,041                 231,880
                   Other long-term liabilities                                             (99,843)                   --
                   Unearned revenue                                                         33,319                   5,626
                                                                                      ------------------------------------
                Net cash used for operating activities                                  (1,988,518)             (2,035,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of fixed assets                                                      (444,531)               (355,207)
            Note receivable KC Acquisition Corp.                                              --                  (650,000)
            Advance to KC Acquisition Corp.                                                   --                  (250,000)
                                                                                      ------------------------------------
                 Net cash used for investing activities                                   (444,531)             (1,255,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Write-off of FINOVA financing expenses                                            --                   456,257
            Debt issuance deposit                                                             --                  (500,000)
            Original issue discount paid                                                      --                (2,122,800)
            Payment of debt                                                               (440,734)            (16,375,542)
            Proceeds from debt                                                                --                22,852,800
                                                                                      ------------------------------------
                   Net cash (used for) provided by financing activities                   (440,734)              4,310,715

(DECREASE) INCREASE IN CASH                                                             (2,873,783)              1,019,526
CASH AND RESTRICTED CASH,  Beginning of Period                                           5,814,055                  53,115
                                                                                      ------------------------------------
CASH AND RESTRICTED CASH, End of Period                                               $  2,940,272            $  1,072,641
                                                                                      ====================================


        The accompanying notes are an integral part of these statements.

                    SECURITY ASSOCIATES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included. When SAI submitted the financial statements included in SAI's Form 10-KSB filed on April 16, 2002, SAI had suffered recurring losses from operations and had a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

         The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

         SAI's loss from operations for the three months ended March 31, 2002 increased to $1,245,322 from $1,145,022 for the three months ended March 31, 2001 of which $536,597 relates to additional fixed assets identified in 2002 relating to the restructuring plan announced in 2001. As a result of this loss from operations, net cash used in operating activities for the three months ended March 31, 2002 totaled $1,988,518. SAI currently anticipates that it will continue to use cash in its operating activities for the next quarter, however at a reduced rate. During the third quarter of 2001, management commenced a strategic review of SAI's business operations and its corporate organizational structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operations. The objectives of the review were to set out a plan to realign the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling and servicing capabilities supported by upgraded management information systems. Once complete, management of SAI believes that based upon the efficiencies to be achieved, SAI should be able to provide positive cash from operations no later than the third quarter of 2002. Notwithstanding the projected effects from the consolidation, SAI currently anticipates that the Company will use approximately $5,000,000 in cash during 2002, which includes approximately $2,266,000 in principal repayments, capital expenditures of approximately $900,000 and payments relating to restructuring, severance and other related items that should range between $1,400,000 and $1,500,000. During the three months ended March 31, 2002, the Company used approximately $1,291,000 in cash, relating to these items. Principal payments amounted to approximately $441,000, capital expenditures amounted to approximately $445,000 and restructuring, severance and other related items, amounted to approximately $405,000.

         Cash used in investing activities for the three months ended March 31, 2002 amounted to $444,531. The cash was used to purchase fixed assets principally related to SAI's ongoing central station upgrades and the new "web" application that gives our dealers access to mission critical information on their respective customers(subscribers).

         Cash used by financing activities for principal repayments on the McGinn, Smith Acceptance Corp ("McGinn") financing agreement amounted to $440,734 during the three months ended March 31, 2002. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


NOTE 2. RESTRICTED CASH

         Restricted cash at March 31, 2002 totaled $385,000, which represents the principal and accrued interest due on the notes payable to McGinn at March 31, 2002. This amount was paid to McGinn on April 3, 2002. McGinn controls the Company's lockbox and one cash account. The McGinn agreement calls for cash receipts, beginning with the first business day of each month, to be set aside as unusable funds. Once the cash balance in the account reaches 125% of the next month's principal and interest payment due on the debt, the Company can use any amount that exceeds the monthly cash requirement for general corporate purposes.

NOTE 3. STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the three months ended March 31, 2002 and 2001, includes the following:

                                                              2002          2001
                                                              ----          ----

Supplemental schedule of cash flow information
         Cash paid during the period for interest        $ 647,614     $ 365,688


NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 5.  STOCK AND OPTIONS ISSUED

         During the three months ended March 31, 2002, SAI issued no shares of common stock or stock options.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. The impairment test under SFAS No. 142 is based upon a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value, and (ii) comparing the estimated implied fair value of goodwill to its carrying value. The Company has elected to adopt SFAS No. 142 in the first quarter of 2002. Accordingly, the Company did not record amortization expense in first quarter 2002 based upon the amount of goodwill at December 31, 2001.

         Certain acquired intangible assets will not be reclassified and are accounted for apart from goodwill upon transition to SFAS No. 142. FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to "carve-out" from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill. The Company recognized its relationships with its dealers, evidenced by dealer service agreements, and goodwill as a single asset labeled "Goodwill". The Company has amortized the combined assets over their useful lives ranging from three to fifteen years. According to SFAS No. 142, a goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which includes the carrying value of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets.) Thus, a future measured goodwill impairment loss may be substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets". Consistent with prior guidance, SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the asset's carrying amount or fair value and depreciation is no longer recognized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 7.  ACCOUNTING CHANGE

          The company elected to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002. Accordingly, the Company will not record amortization expense in fiscal 2002 based on the level of goodwill as of December 31, 2001.

         A reconciliation of net loss and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of the accounting change recognized in the current period, is as follows:


                                          Three Months Ended
                                    -----------------------------
                                     March 31,         March 31,
                                       2002              2001
                                    -----------       -----------
 Net loss as reported               $(2,055,422)      $(2,241,976)
 Amortization                                 -           709,183
                                    -----------       -----------
 Adjusted net loss                  $(2,055,422)      $(1,532,793)
                                    ===========       ===========


                                          Three Months Ended
                                      --------------------------
                                       March 31,      March 31,
                                         2002            2001
                                      ---------      -----------
 Net loss per share as reported         $ (0.22)       $ (0.29)
 Amortization                                 -            .09
                                        -------        -------
 Net loss per share as reported         $  (.22)       $ (0.20)
                                       ========        =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Some of the information in this Quarterly Report may be forward-looking statements under the federal securities laws. Such statements often contain words such as "anticipates," "intends," "seeks," "believes," "estimates," "plans," and "expects." These statements discuss expectations for the future, contain projections concerning the results of our operations or our future financial condition or state other forward-looking information. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ substantially from the results expressed in, or implied by, those statements. We assume no responsibility for revising forward-looking statements in light of future events or circumstances. Certain of these risks and uncertainties which could affect us and our forward looking statements can be found in the "Risk Factors" section in our Annual Report on Form 10-KSB for the fiscal year ended 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

          Net revenues for the three months ended March 31, 2002 decreased 5.6 % to $5,080,215 from $5,380,192 for three months ended March 31, 2001. The decline in net revenue was primarily due to a decrease in the number of dealer accounts monitored in

         SAI's central stations, offset by increases in the average monthly recurring revenue per account monitored. The decline in the number of accounts monitored reduced revenue by $524,128 for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001. The increase in the average monthly revenue per account monitored offset these decreases by increasing revenue by $224,152 for the three months ended March 31, 2002, when compared to the prior period. During the three months ended March 31, 2002, SAI experienced a 4.2% attrition rate in the number of accounts monitored in central stations compared to a 0.3% attrition rate during the three months ended March 31, 2001. The increase in the attrition rate is principally due to cancellations, which occur during a consolidation. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

          Operating unit expenses for the three months ended March 31, 2002 decreased by 0.3% to $4,117,177 from $4,130,759 for the three months ended March 31, 2001. Several one-time type expenses were incurred during the three months ended March 31, 2002. These one-time type expenses were incurred to facilitate SAI's central station consolidation effort, which is designed to increase operating margins by increasing the average number of accounts monitored by each central station operator. Included in the operating expenses are stay bonuses of approximately $70,000 and operator travel expenses of approximately $20,000 for training and transitioning accounts during the consolidation to existing host locations. The benefits of SAI's central station consolidation effort is anticipated to be recognized beginning in the second quarter 2002.

         Amortization and depreciation expenses decreased by $751,414 to $322,318 for the three-month period ended March 31, 2002 from $1,073,732 for the three-month period ended March 31, 2001. The decrease is primarily due to the Company adopting the SFAS No. 142 whereby amortization for goodwill is no longer amortized and charged to expense. Amortization expense for the three months ended March 31, 2001 was $709,183.

         General and administrative expenses for the three months ended March 31, 2002 amounted to $1,071,970 compared to $801,117 for the same period of the prior year, an increase of $270,853. The increase was principally attributable to professional fees and accrued incentives payable to operational and senior management for their efforts in the successful execution of the new business strategy.

         Sales and marketing expense decreased $242,131 during the three months ended March 31, 2002. The reduction is primarily attributed to realignment of the management team and a reduction in sales promotion expenses.

         Restructuring expense of $536,597 for the three months ended March 31, 2002 relates to additional impairment of fixed or long lived assets which included furniture, fixtures, and computer equipment identified for disposal in 2002 as a result of the restructuring plan discussed in our Annual Report on Form 10-KSB for the fiscal year ended 2001.

         Interest expense decreased from $1,096,954 during the three-month period ended March 31, 2001 to $810,100 for the three-month period ended March 31, 2002. The decrease is due to the write-off of the FINOVA Capital Corporation financing expense of

$456,257 in the three-month period ended March 31, 2001. This decrease was offset by an increase in interest expense incurred regarding the McGinn financing agreement during first quarter 2002 when compared to the first quarter of 2001. During the first quarter 2001, the McGinn debt was funded on various dates throughout the quarter resulting in lower interest expense in first quarter of 2001 when compared to the first quarter of 2002. As of March 31, 2002, SAI had total debt of $23,521,707 compared to total debt of $23,846,941 as of December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2002, the Company experienced a $2,873,783 decrease in its cash balance. The decrease was the result of cash used in operating activities in the amount of $1,988,518, the purchase of fixed assets in the amount of $444,531 and the payment of principal on the McGinn financing agreement of $440,734.

         On June 30, 1999, SAI sold its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises ("SAFE") for $22,800,000. At that time, SAI also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1,800,000 bearing 8% interest was to have been deemed paid in full. A dispute has arisen as to: (1) whether SAI has fulfilled its obligations under the agreement, and (2) whether SAFE met all of its contractual commitments. SAI and SAFE have entered into a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI filed its response on August 1, 2001. SAFE is claiming $2,500,000 as principal and interest on the note (through April 15, 2002) plus $3,000,000 in additional damages based on various other breaches of the asset purchase agreement, relating to reprogramming expenses and the adequacy of SAI's disclosures in addition to unspecified consequential damages. The note calls for default interest at the rate of 14% per annum after fourteen months from the date of issuance. SAI has asserted that no amount is due under the note and that SAI did not breach any of the provisions of the asset purchase agreement as to which SAFE has made claims. SAI has counterclaimed and is seeking in excess of $2,000,000 in damages based on SAFE's breaches of its obligations under the asset purchase agreement in failing to use SAI's central stations as SAFE's preferred provider of monitoring services, failure to abide by certain conditions related to SAI's monitoring agreement and failure to pay monitoring and other fees. SAI has vigorously defended its positions. In the event that SAFE prevails for amounts in excess of the $2,480,000 accrued on SAI's balance sheet as of March 31, 2002, SAI may need to seek additional resources to satisfy any amounts ultimately found to be due. SAI and SAFE have entered into formal settlement discussions, although there can be no assurance a settlement can be reached.

         SAI's total debt at December 31, 2001, was $23,846,941 compared to $23,521,707 at March 31, 2002, a decrease of $325,234 which is comprised of principal payments of $440,734 offset by amortization of the original issue discount of $115,500 on the McGinn financing agreement. The agreement contains certain covenants, including required amounts of recurring monthly revenue ("RMR") and cash collections. In the event of default, McGinn may replace SAI as collection agent and remove SAI as the central monitoring station, resulting in a loss of monitoring fees and all associated net revenue after fees.

         During the third quarter of 2001 and the first quarter of 2002, SAI was not in compliance with two covenants contained in the McGinn financing agreement. The agreement required that the monitoring contracts used to collateralize the financing must yield a defined level of RMR and a defined level of cash collections. SAI obtained amendments or received waivers for the covenants described above, which set out new minimum requirements or waived the event of default. Under the most recent amendment, the Company must maintain an average $1,600,000 RMR throughout the term of the agreement. Currently, these monitoring contracts yield approximately $1,625,000 RMR. We currently anticipate that as a result of the consolidation and our affirmative actions to either correct or cancel non-profitable accounts, it is likely that we may fall below the required RMR ($1,600,000 per month) and required cash collections ($1,500,000 per month) as required in accordance with the current amended covenants. Management has undertaken the elimination of non-profitable accounts, as it believes it will have a long-term positive effect on earnings despite the negative short-term impact on RMR and cash collections. However, management believes it will obtain appropriate amendments or waivers should a violation in a loan covenant occur.

         On August 6, 2001, in a series of transactions with Foamart Limited and SecurityVillage.com. accounted for as the issuance of various equity instruments for cash and a note, SAI issued (a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock); (b) 1,210,000 shares of SAI common stock; (c) warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50 per share), with lives of ten years; and (d) assumed $1,100,000 of liabilities of which $624,000 was paid of this liability through March 31, 2002 and issued 149,270 shares of common stock to SecurityVillage.com employees for past services in exchange for $4,000,000 in cash and a note receivable in the amount of $1,673,250. This note has matured and was payable to SAI on December 31, 2001. In January 2002, this note was declared in default and KC Acquisition Corp has made claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp that KC Acquisition Corp believes nullifies the note receivable. SAI filed a counter-claim. Subsequently, both parties have agreed to settle all claims against each other. KC Acquisition Corp will pay to SAI $900,000 in installments of $20,000 per month beginning April 15, 2002, through December 15, 2002, and will pay the balance of $720,000 on December 31, 2002. See the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

         SAI's loss from operations for the three months ended March 31, 2002 increased to $1,245,322 from $1,145,022 for the three months ended March 31, 2001. Included in this loss from operations in 2002 are costs related to restructuring expenses which totaled $536,597. During the third quarter of 2001, management of SAI commenced a strategic review of SAI's business operations and its corporate organization structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing the Company's core operations. The objectives of the review were to set out a plan to improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, and servicing capabilities supported by upgraded management information systems. This review was completed during the fourth quarter of 2001, and the implementation of a plan to consolidate our monitoring centers to three facilities from six regional facilities commenced. The consolidation is and currently complete with the exception of ongoing database updates and the migration of certain telecommunication circuits, which are anticipated to be completed by the end of second quarter of 2002. Once complete, management of SAI believes that based upon the efficiencies to be achieved, SAI should be able to provide positive cash from operations no later than the third quarter of 2002. Notwithstanding the projected effects from the consolidation, SAI currently anticipates that the Company will use approximately $5,000,000 in cash during 2002, which includes approximately $2,266,000 in principal repayments, capital expenditures of approximately $900,000 and payments relating to restructuring, severance and other related items that should range between $1,400,000 and $1,500,000. During the three months ended March 31, 2002, the Company used approximately $1,291,000 in cash relating to these items. Principal payments amounted to approximately $441,000, capital expenditures amounted to approximately $445,000 and restructuring, severance and other related items, amounted to approximately $405,000.

         In August 2001, the Company's Board of Directors accepted and approved the assignment of an agreement between Mr. Raymond Gross, Mr. Stephen Ruzika, Mr. Paul Lucking and Mr. Thomas Salvatore. The agreement sets out that these individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the Board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized earnings before interest, taxes, depreciation, and amortization ("EBITDA") as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI has executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy.

         As of May 20, 2002, SAI has an unrestricted cash balance of approximately $1,000,000. SAI believes that it will have the funds necessary to satisfy operational obligations, such as the completion of the consolidation plan, as well as normal course of business expenditures through the end of 2002, but this may come into question if certain assumptions are not met. These assumptions include: certain levels of revenue, which include new and cancelled business, as well as telephone expenses and headcount reductions through efficiencies in the three remaining facilities. However, without additional capital injections or restructuring of existing debt payments, including deferring existing principal payments on the Company's debt, the Company will not have the ability to pay the EBITDA obligations to the management team or pay any liability incurred as a result of the SAFE litigation. If the Company is unable to meet these obligations, SAI may become a party to litigation. In such an instance, should judgement be entered against SAI, the prevailing parties would be treated as unsecured creditors of SAI. In an effort to address the ongoing liquidity needs described above, the Company is in current discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt provider, certain key officers and consultants, as well as other third parties regarding providing additional capital resources or agreeing to defer payments which are due or may become due during 2002. Based upon discussions to date, the Company is optimistic that new capital may be made available and payments may be restructured in such a manner that will satisfy SAI's cash requirements for 2002. However, management cannot give any assurance that these discussions will be successful.


INFLATION

         Management does not believe that inflation had a significant impact on its results of operations for the periods presented.

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

         On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of our subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately $1,000,000 which management believes will be fully covered by our insurance should liability be found on our part. SAI will vigorously defend its position.

           On July 3, 2001, SAFE filed a claim with the American Arbitration Association asserting that we owed them approximately $5,500,000. SAI has denied their claims and has counterclaimed for an amount in excess of $2,000,000. SAI and SAFE have entered into formal settlement discussions, although there can be no assurance a settlement can be reached. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

         None

        Item 3.       Defaults Upon Senior Securities.

          During the third quarter of 2001 and the first quarter of 2002, SAI was not in compliance with two covenants contained in the McGinn financing agreement. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

          A dispute has arisen regarding a note issued by us to SAFE related to the sale of assets by SAI to SAFE. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.""

        Item 4.       Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to our security holders for a vote during the first quarter of 2002.

        Item 5.       Other Information.

         None

        Item 6.      Exhibits and Reports on Form 8-K.

(a)      Exhibits

None

(b)     Reports on Form 8-K.

         On February 14, 2002, SAI filed a Current Report on Form 8-K, dated January 18, 2002, that reported SAI had declared KC Acquisition Corp in default under a note receivable held by SAI issued by Monital Signal Corp., a subsidiary of KC Acquisition Corp and that KC Acquisition Corp had filed claims against SAI in regard to issues surrounding the failed merger of SAI and KC Acquisition Corp. All claims surrounding the failed merger and the note were subsequently settled.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Security Associates International, Inc.

Date:    May 20, 2002               By: /s/  Raymond A. Gross
                                                  Chief Executive Officer
                                                  and President

                                         By: /s/  Karen B. Daniels
                                                  Principal Financial Officer