Form 10QSB
period 2002-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-08-14
CIK 851720

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 2002

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

As of August 13, 2002 the Registrant had outstanding 9,161,684 shares of its $.001 par value common stock.

                     Security Associates International, Inc.

                     For the Six Months ended June 30, 2002



                                      INDEX


Part I - FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
Item 1      Consolidated Financial Statements..........................................3

            Consolidated Balance Sheets as of June 30, 2002
            and December 31, 2001......................................................3

            Consolidated Statements of Operations for the three months and the six months ended June 30, 2002 and 2001....................................4

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2002 and 2001...............................................5

            Notes to Consolidated Financial Statements.................................6


Item 2      Management's Discussion and Analysis or Plan of Operation..................9

Part II - OTHER INFORMATION

Item 1      Legal Proceedings..........................................................15

Item 2      Changes in Securities and Use of Proceeds..................................16

Item 3      Defaults Upon Senior Securities............................................16

Item 4      Submission of Matters to a Vote of Security Holders........................16

Item 5      Other Information..........................................................16

Item 6      Exhibits and Reports on Form 8-K...........................................17


SIGNATURES  ...........................................................................18

PART I - FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements
                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
    ASSETS                                                   JUNE 30, 2002    DECEMBER 31, 2001
    CURRENT ASSETS:
    Cash                                                      $    272,895      $  5,459,055
    Restricted cash                                                405,000           355,000
    Accounts receivable, net                                     2,423,556         2,254,491
    Other current assets                                           415,191           356,539
                                                              ------------------------------
               Total current assets                              3,516,642         8,425,085
                                                              ------------------------------

    FIXED ASSETS, net                                            4,300,655         4,557,801

    Goodwill, net                                               20,717,698        20,717,698
    Other long-term assets, net                                    500,000           500,000
                                                              ------------------------------
               Total other long-term assets                     21,217,698        21,217,698

                                                              ------------------------------
               TOTAL ASSETS                                   $ 29,034,995      $ 34,200,584
                                                              ==============================


    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
    Accounts payable                                          $  1,026,602      $  1,139,179
    Amounts due under settlement agreement                       2,500,000               -
    Current maturities of long -term debt                        2,437,265         3,604,231
    Accrued interest                                               210,758           788,602
    Accrued expenses                                             3,930,883         3,735,528
    Unearned revenue                                               209,207           199,443
                                                              ------------------------------
               Total current liabilities                        10,314,715         9,466,983
                                                              ------------------------------

    LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                   18,866,748        20,242,710
    Other long-term liabilities                                    224,276           353,281
                                                              ------------------------------
               Total long-term liabilities                      19,091,024        20,595,991
                                                              ------------------------------
               Total liabilities                                29,405,739        30,062,974
                                                              ------------------------------

    COMMITMENTS AND CONTINGENCIES                                      -                 -

    STOCKHOLDERS' EQUITY:
    Series A convertible preferred stock, $10 par value;
    149,786 shares authorized, 149,459 shares outstanding
    on June 30, 2002 and December 31, 2001                       1,494,590         1,494,590
    Series B convertible preferred stock, $10 par value,
    20,000 shares authorized; 20,000 shares outstanding
    on June 30, 2002 and  December 31, 2001                        200,000           200,000
    Common stock, $.001 par value; 50,000,000 shares
    authorized; 9,161,684 shares outstanding on
    June 30, 2002 and December 31, 2001                              9,162             9,162
    Warrants, net                                                3,711,137         3,711,137
    Additional paid-in capital                                  41,968,436        41,892,013
    Note receivable from issuance of common stock                 (840,000)         (900,000)
    Accumulated deficit                                        (46,914,069)      (42,269,292)
                                                              ------------------------------
               Total stockholders' equity                         (370,744)        4,137,610

                                                              ------------------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 29,034,995      $ 34,200,584
                                                              ==============================

        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                  THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30, 2002        JUNE 30, 2001        JUNE 30, 2002        JUNE 30, 2001

Net revenue                                          $  4,756,050         $  5,220,253         $  9,836,266         $ 10,600,446
Operating unit expense                                  3,439,243            4,105,823            7,556,421            8,236,582
                                                     ---------------------------------------------------------------------------
    Operating unit margin                               1,316,807            1,114,430            2,279,845            2,363,864
                                                     ---------------------------------------------------------------------------

Amortization and depreciation                             298,451            1,045,068              620,769            2,118,801
General and administrative                              2,530,897            1,082,859            3,602,867            1,883,977
Sales and marketing                                       353,937              534,469              631,412            1,054,073
Acquisition and other related expenses                        -              1,022,290                  -              1,022,290
Restructuring expenses                                        -                    -                536,597                  -
                                                     ---------------------------------------------------------------------------
    Total expenses                                      3,183,285            3,684,686            5,391,645            6,079,141
                                                     ---------------------------------------------------------------------------
    Loss from operations                               (1,866,478)          (2,570,256)          (3,111,800)          (3,715,277)
Interest expense, net                                    (722,877)            (771,844)          (1,532,977)          (1,868,798)
                                                     ---------------------------------------------------------------------------
   Loss before taxes                                   (2,589,355)          (3,342,100)          (4,644,777)          (5,584,075)
Provision for income taxes                                    -                    -                    -                    -
                                                     ---------------------------------------------------------------------------
   Net loss available to common stockholders         $ (2,589,355)        $ (3,342,100)        $ (4,644,777)        $ (5,584,075)
                                                     ===========================================================================
Net loss per share                                         ($0.28)              ($0.43)              ($0.51)              ($0.72)
                                                     ===========================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                               9,161,684            7,754,079            9,161,684            7,754,079
                                                     ===========================================================================



        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (UNAUDITED)       (UNAUDITED)
                                                                                     SIX MONTHS        SIX MONTHS
                                                                                        ENDED             ENDED
                                                                                    JUNE 30, 2002     JUNE 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                $ (4,644,777)     $ (5,584,075)
Adjustments to reconcile net loss to net cash used
            for operating activities-
                Amortization and depreciation                                            620,769         2,118,801
                Original issue discount amortization                                     231,000           181,433
                Net issuance of common stock for dealers and employees                       -              22,770
                Impairment of fixed assets                                               536,597               -
                Amortization of warrants and stock issued under dealer stock
                      incentive plan                                                      76,423           123,008
                Write-off of acquisition expenses                                            -           1,022,290
                Changes in assets and liabilities-
                   Accounts receivables, net                                            (169,065)          221,920
                   Other current assets                                                  (58,652)         (259,793)
                   Accounts payable                                                     (112,577)       (1,288,178)
                   Accrued expenses, net of reclass due to settlement agreement          242,135           (96,918)
                   Accrued interest, net of reclass due to settlement agreement           75,376           287,768
                   Other long-term liabilities                                          (129,005)              -
                   Unearned revenue                                                        9,764           (31,313)
                                                                                    ------------------------------
                   Net cash used for operating activities                             (3,322,012)       (3,282,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of fixed assets                                                    (900,220)         (656,917)
            Note receivable KC Acquisition Corp.                                             -            (667,504)
            Advance to KC Acquisition Corp.                                                  -            (500,000)
                                                                                    ------------------------------
                   Net cash used for investing activities                               (900,220)       (1,824,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of capital stock                                       60,000
            Write-off of FINOVA financing expenses                                           -             456,257
            Debt issuance deposit                                                            -            (500,000)
            Original issue discount paid                                                     -          (2,122,800)
            Payment of debt                                                             (973,928)      (16,583,080)
            Amounts due under settlement agreement                                     2,500,000               -
            Reclassification of debt due in SAFE settlement agreement                 (1,800,000)              -
            Reclassification of accrued interest & other expenses under
                      settlement agreement                                              (700,000)              -
            Proceeds from debt                                                               -          24,652,800
                                                                                    ------------------------------
                   Net cash (used for) provided by financing activities                 (913,928)        5,903,177

(DECREASE) INCREASE IN CASH                                                           (5,136,160)          796,469
CASH AND RESTRICTED CASH,  Beginning of Period                                         5,814,055            53,115
                                                                                    ------------------------------

CASH AND RESTRICTED CASH, End of Period                                             $    677,895      $    849,584
                                                                                    ==============================


        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1.  BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by Security Associates International, Inc. (SAI) without an audit, in accordance with generally accepted accounting principles for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. When SAI submitted the financial statements included in SAI's Form 10-KSB filed on April 16, 2002, SAI had suffered recurring losses from operations and had a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

         The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

         SAI's loss from operations for the six months ended June 30, 2002 decreased to $3,111,800 from $3,715,277 for the six months ended June 30, 2001. The loss from operations for the six months ended includes a charge of $536,597 that relates to additional fixed assets identified in 2002 relating to the restructuring plan announced in 2001 as well as a charge of $1,801,508 relating to an incentive compensation program for certain executives and consultants. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." As a result of this loss from operations, net cash used in operating activities for the six months ended June 30, 2002 totaled $3,322,012. SAI currently anticipates that it will continue to use cash in its operating activities, however at a reduced rate.

         During the third quarter of 2001, management commenced a strategic review of SAI's business operations and its corporate organizational structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operations. The objectives of the review were to set out a plan to realign the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling and servicing capabilities supported by upgraded management information systems. The initial effects of the consolidation were realized in the three months ended June 30, 2002. Operating unit margins for the three months ended June 30, 2002 improved when compared to the same period of 2001 by $202,377.

         SAI currently anticipates that the Company will use approximately $8,000,000 in cash during 2002, which includes approximately $2,266,000 in principal repayments, capital expenditures of approximately $1,000,000, payments relating to restructuring, severance and other related items range between $1,400,000 and $1,500,000, and incentive compensation payments of approximately $900,000. In addition, the aforementioned $8,000,000, includes SAFE settlement payments of approximately $1,000,000 in cash and the remainder of the settlement of approximately $700,000 will be satisfied by applying amounts due from SAFE for past and future services. During the six months ended June 30, 2002, SAI used approximately $2,748,000 in cash, relating to these items. Principal payments amounted to approximately $974,000, capital expenditures amounted to approximately $900,000 and restructuring, severance and other related items, amounted to approximately $874,000.

         Cash used in investing activities for the six months ended June 30, 2002 amounted to $900,220. The cash was used to purchase fixed assets principally related to SAI's ongoing central station upgrades and the new "web" application that gives our dealers access to mission critical information on their respective customers (subscribers).

         Cash used by financing activities for principal repayments on the McGinn, Smith Acceptance Corp ("McGinn") financing agreement amounted to $973,928 during the six months ended June 30, 2002. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


NOTE 2.  RESTRICTED CASH

         Restricted cash at June 30, 2002 totaled $405,000, which represents the principal and accrued interest due on the notes payable to McGinn at June 30, 2002. This amount was paid to McGinn on July 1, 2002. McGinn controls SAI's lockbox and one cash account. The McGinn agreement calls for cash receipts, beginning with the first business day of each month, to be set aside as unusable funds. Once the cash balance in the account reaches 125% of the next month's principal and interest payment due on the debt, SAI can use any amount that exceeds the monthly cash requirement for general corporate purposes.

NOTE 3.  STATEMENTS OF CASH FLOWS

         The supplemental schedule of non-cash activities for the six months ended June 30, 2002 and 2001, includes the following:

                                                        2002           2001
                                                        ----           ----

Supplemental schedule of cash flow information
    Cash paid during the period for interest         $1,296,074     $1,018,485


NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 5.  STOCK AND OPTIONS ISSUED

         During the three months ended June 30, 2002, SAI issued no shares of common stock or stock options.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SAI adopted this statement as required on July 1, 2001, and it did not have a material affect on the financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. The impairment test under SFAS No. 142 is based upon a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value, and (ii) comparing the estimated implied fair value of goodwill to its carrying value. SAI has elected to adopt SFAS No. 142 in the first quarter of 2002. Accordingly, SAI did not record amortization expense in 2002 based upon the amount of goodwill at December 31, 2001.

         Certain acquired intangible assets will not be reclassified and are accounted for apart from goodwill upon transition to SFAS No. 142. FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to "carve-out" from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill. SAI recognized its relationships with its dealers, evidenced by dealer service agreements, and goodwill as a single asset labeled "Goodwill". SAI has amortized the combined assets over their useful lives ranging from three to fifteen years. According to SFAS No. 142, a goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which includes the carrying value of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets.) Thus, a future measured goodwill impairment loss may be substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets". Consistent with prior guidance, SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on SAI's financial position or results of operations.

NOTE 7.  ACCOUNTING CHANGE

         SAI elected to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" in the first quarter of 2002. Accordingly, SAI will not record amortization expense in fiscal 2002 based on the level of goodwill as of December 31, 2001.

         A reconciliation of net loss and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of the accounting change recognized in the current period, is as follows:

                              Three Months Ended                  Six Months Ended
                         -----------------------------     -----------------------------
                           June 30,         June 30,         June 30,         June 30,
                             2002             2001             2002             2001
                         ------------     ------------     ------------     ------------
Net loss as reported     $(2,589,355)     $(3,342,100)     $(4,644,777)     $(5,584,075)
Amortization                   -              655,718            -            1,364,902
                         --------------------------------------------------------------
Adjusted net loss        $(2,589,355)     $(2,686,382)     $(4,644,777)     $(4,219,173)
                         ==============================================================



                                       Three Months Ended           Six Months Ended
                                     ----------------------      ----------------------
                                     June 30,      June 30,      June 30,      June 30,
                                       2002          2001          2002          2001
                                     --------      --------      --------      --------
Net loss per share as reported        $(0.28)       $(0.43)       $(0.51)       $(0.72)
Amortization                            -              .08          -              .18
                                     --------------------------------------------------
Adjusted net loss per share           $(0.28)       $(0.35)       $(0.51)       $(0.54)
                                     ==================================================


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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Net revenues for the three months ended June 30, 2002 decreased 8.9 % to $4,756,050 from $5,220,253 for three months ended June 30, 2001. Net revenues for the six months ended June 30, 2002 decreased 7.2 % to $9,836,266 from $10,600,446 for six months ended June 30, 2001. The decline in net revenue for both periods was primarily due to a decrease in the number of dealer accounts monitored in SAI's central stations, partially offset by increases in the average monthly recurring revenue per account monitored. The decline in the number of accounts monitored reduced revenue by $670,587 and $1,195,635 for the three months and six months ended June 30, 2002, respectively, when compared to the prior periods. The increase in the average monthly revenue per account monitored offset these decreases by increasing revenue by $206,384 and $431,455 for the three months and six months ended June 30, 2002, respectively, when compared to the prior periods. During the three and six months ended June 30, 2002, SAI experienced a 5.6% and 9.6% attrition rate respectively in the number of accounts monitored in its central stations. The increase in the attrition rate is principally due to cancellations, which occurred during the consolidation that SAI conducted in the first half of 2002. The consolidation is now substantially complete.

         Operating unit expenses for the three months ended June 30, 2002 decreased by 16.2% to $3,439,243 from $4,105,823 for the three months ended June 30, 2001. This reduction of $666,580 was principally due to the impact of SAI's consolidation effort. Operating unit expenses for the six months ended June 30, 2002 decreased by 8.3% to $7,556,421 from $8,236,582 for the six months ended June 30, 2001. Several one-time type expenses were incurred during the six months ended June 30, 2002. These one-time type expenses were incurred to facilitate SAI's central station consolidation effort, which is designed to increase operating margins by increasing the average number of accounts monitored by each central station operator. Included in the operating expenses are stay bonuses of approximately $114,000 and operator travel and other related expenses of approximately $64,000 for hiring, training and transitioning accounts during the consolidation to existing host locations.

         Amortization and depreciation expenses for the three-month period ended June 30, 2002 decreased by $746,617 to $298,451 from $1,045,068. Amortization and depreciation expenses for the six months ended June 30, 2002 decreased $1,498,032 to $620,769 from $ 2,118,801. The decrease is primarily due to SAI adopting the SFAS No.142 whereby amortization for goodwill is no longer amortized and charged to expense. Amortization expense for the three months and six months ended June 30, 2001 was $655,718 and $1,364,902, respectively.

         General and administrative expenses for the three months ended June 30, 2002 increased by $1,448,038 to $2,530,897 from $1,082,859 for the same period of the prior year. General and administrative expenses for the six months ended June 30, 2002 increased by $1,718,890 to $3,602,867 from $1,883,977. This increase is primarily due to an accrual in the amount of $1,801,508 relating to incentive compensation earned by certain members of management and consultants under agreements they have with the SAI. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." This increase was partially offset by a decrease in expense as a result of the realignment and downsizing of administrative and support services at the company's headquarters operations in Arlington Heights, IL.

         Sales and marketing expense for the three months ended June 30, 2002 decreased $180,532 to $353,937 from $534,469. Sales and marketing expenses for the six months ended June 30, 2002 decreased $422,661 to $631,412 from $1,054,073. The reduction in these expenses is primarily attributed to realignment of the personnel and a reduction in sales promotion expenses.

         Acquisition and other related charges of $1,022,290 for the three months and six months ended June 30, 2001 are comprised of a $500,000 break-up fee and the write-off of $522,290 of capitalized expenses related to the aborted KC Acquisition transaction.

         Restructuring expense of $536,597 for the six months ended June 30, 2002 relates to additional impairment of fixed or long-lived assets which included furniture, fixtures, and computer equipment identified for disposal in 2002 as a result of the restructuring plan discussed in our Annual Report on Form 10-KSB for the fiscal year ended 2001.

         Interest expense for the three-month period ended June 30, 2002 decreased $48,967 to $722,877 from $771,844. The decrease is a result of SAI entering into a settlement agreement with SAFE. Under the terms of the agreement the $1,800,000 due SAFE no longer bears interest. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Interest expense for the six months ended June 30, 2002 decreased $335,821 to $1,532,977 from $1,868,798. The decrease is due to the write-off of the FINOVA Capital Corporation financing expense of $456,257 in the six-month period ended June 30, 2001. This decrease was offset by an increase in interest expense due to the McGinn financing agreement, which was completed during the first quarter of 2001. As of June 30, 2002, SAI had total debt of $21,304,013 compared to total debt of $23,846,941 as of December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the first two quarters of 2002, SAI experienced a $5,136,160 decrease in its cash balance. The decrease was the result of cash used in operating activities in the amount of $3,322,012, the purchase of fixed assets in the amount of $900,220 and the payment of principal on the McGinn financing agreement of $973,928 offset by proceeds from issuance of capital stock in the amount of $60,000 relating to amounts due from KC Acquisition under it's obligations due the company.

         On June 30, 1999, SAI sold its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises ("SAFE") for $22,800,000. At that time, SAI also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1,800,000 bearing 8% interest was to have been deemed paid in full. A dispute arose as to: (1) whether SAI had fulfilled its obligations under the agreement, and (2) whether SAFE met all of its contractual commitments. SAI and SAFE have entered into a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI filed its response on August 1, 2001. SAFE claimed $2,500,000 as principal and interest on the note (through April 15, 2002) plus $3,000,000 in additional damages based on various other breaches of the asset purchase agreement, relating to reprogramming expenses and the adequacy of SAI's disclosures in addition to unspecified consequential damages. SAI asserted that no amount is due under the note and that SAI did not breach any of the provisions of the asset purchase agreement as to which SAFE had made claims. SAI counterclaimed and was seeking in excess of $2,000,000 in damages based on SAFE's breaches of its obligations under the asset purchase agreement in failing to use SAI's central stations as SAFE's preferred provider of monitoring services, failure to abide by certain conditions related to SAI's monitoring agreement and failure to pay monitoring and other fees.

         On June 11, 2002, SAI and SAFE settled all of the above claims for $2,500,000. Of that amount, $1,800,000 will be paid by SAI in cash installments over a twelve-month period. SAI will continue to monitor SAFE's accounts and the parties have agreed that, rather than disburse funds to satisfy the amounts due each other, the remainder of the settlement of $700,000 will be satisfied by applying amounts due from SAFE for past and future services. At current revenue levels the remaining $700,000 will be satisfied by November 2002. Additionally, SAI must continue to reprogram accounts on to a telephone line owned by SAFE by October 2002. The costs of such reprogramming expenses have been previously provided for by SAI.

         SAI's total debt at December 31, 2001, was $23,846,941 compared to $21,304,013 at June 30, 2002, a decrease of $2,542,928 which is comprised of principal payments of $973,928 offset by amortization of the original issue discount of $231,000 on the McGinn financing agreement and the reclassification of the SAFE note of $1,800,000 to "Amounts due under settlement agreement". The McGinn financing agreement contains certain covenants, including required amounts of recurring monthly revenue ("RMR") and cash collections.

         During the third quarter of 2001 and the first and second quarter of 2002, SAI was not in compliance with certain covenants contained in the McGinn financing agreement. The agreement required that the monitoring contracts used to collateralize the financing must yield a defined level of RMR and a defined level of cash collections. SAI obtained amendments or received waivers for the covenants described above, which set out new minimum requirements or waived the event of default. Under the most recent amendment, SAI must maintain an average $1,600,000 RMR and required cash collections of $1,500,000 per month throughout the term of the agreement. Currently, these monitoring contracts yield approximately $1,590,000 RMR. As such, in June of 2002, we fell below the minimum RMR covenant by approximately $10,000 and the minimum cash collection requirement covenant by $153,800. We have asked for, and expect to receive a reduction of the minimum RMR covenant and for a waiver of the minimum cash collections requirement for the month of June, however, there can be no assurance that a modification or a waiver will be obtained. If McGinn were to declare a default under the loan, they may replace SAI as collection agent and remove SAI as the central monitoring station, resulting in a loss of monitoring fees and all associated net revenue after fees. We currently anticipate that as a result of the consolidation and our affirmative actions to either correct or cancel non-profitable accounts, it is likely that we may continue to fall below the required RMR ($1,600,000 per month) and required cash collections ($1,500,000 per month) as required in accordance with the current amended covenants. Management has undertaken the elimination of non-profitable accounts, as it believes it will have a long-term positive effect on earnings, despite the negative short-term impact on RMR and cash collections. However, management believes it will obtain appropriate amendments or waivers for any future violations in the loan covenants.

         In August 2001, the SAI's Board of Directors accepted and approved the assignment of an agreement between Mr. Raymond Gross, Mr. Stephen Ruzika, Mr. Paul Lucking and Mr. Thomas Salvatore. The agreement sets out that the first three individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the Board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to directly incentivize these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy. Included in the loss from operations for the six months ended June 30, 2002 is a $1,801,508 charge relating to the aforementioned incentive plan. Three of the four individuals have agreed to accept notes from SAI in lieu of approximately one half of the cash that will be due under this plan to them. These notes will accrue interest at the rate of 11.5% per annum and will mature in March 2003. Additionally, these individuals have further agreed that should SAI not be able to pay off the notes on maturity, they will agree to extend the notes on terms to be agreed upon at that time. The fourth individual has agreed to accept approximately seventy-five percent of the payment due to him in the form of SAI common stock. It is currently estimated that we will pay approximately $900,000 under this plan during the third quarter of 2002.

         As of August 13, 2002, SAI has an unrestricted cash balance of approximately $300,000. SAI believes that it will have the funds necessary to satisfy operational obligations, such as the completion of the consolidation plan, as well as normal course of business expenditures through the end of 2002, but this may come into question if certain assumptions are not met. These assumptions include: certain levels of revenue, which include new and cancelled business, as well as telephone expenses and headcount reductions through efficiencies in the three remaining facilities. However, without additional capital injections or restructuring of existing debt payments, including deferring existing principal payments on SAI's debt, the Company will not have the ability to pay the EBITDA obligations to the management team or pay any liability incurred as a result of the SAFE litigation. If SAI is unable to meet these obligations, SAI may become a party to legal proceedings and our operations may be adversely affected. In an effort to address the ongoing liquidity needs described above, SAI is in discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt provider McGinn, certain key officers and consultants, as well as other third parties regarding providing additional capital resources or agreeing to defer payments which are due or may become due during 2002. We are currently finalizing the documentation for a $3,000,000 revolving line of credit to be provided by TJS Partners, L.P. This line of credit will allow us to borrow up to the $3,000,000 until June 30, 2003 and is expected to bear interest at 11.5% per annum and will be due on July 1, 2003. To date, TJS Partners, L.P. has advanced a total of $1,200,000 to SAI under this yet to be finalized line of credit.

In connection with the line of credit, we are in the process of documenting an agreement with McGinn, whereby the amount of the principal that we pay each month for eighteen months will be reduced. The value of the reduced principal payments over the eighteen months is approximately $1,580,000. There can be no assurance, however, that the revolving line of credit or the reduction of the monthly principal portion of our loan payments with McGinn will be consummated. If these transactions are not consummated management believes it will not be able to continue running operations at its current level. As previously stated the four management individuals that are to receive bonuses based on the increase in our EBITDA have agreed to accept notes or stock from SAI in lieu of a majority of the cash payments due to them.

         On August 6, 2001, in a series of transactions with Foamart Limited and SecurityVillage.com. accounted for as the issuance of various equity instruments for cash and a note, SAI issued (a) 12,100 shares of Series A Preferred Stock (convertible into 1,210,000 shares of SAI's common stock); (b) 1,210,000 shares of SAI common stock; (c) warrants to purchase 1,815,000 shares of common stock (at an exercise price of $3.50 per share), with lives of ten years; and (d) assumed $1,100,000 of liabilities (of which $624,000 has been paid of this liability through June 30, 2002) and issued 149,270 shares of common stock to SecurityVillage.com employees for past services in exchange for $4,000,000 in cash and a note receivable valued at $1,673,250. This note has matured and was payable to SAI on December 31, 2001. In January 2002, this note was declared in default and KC Acquisition Corp has made claims relating to the termination of the proposed merger between SAI and KC Acquisition Corp that KC Acquisition Corp believes nullifies the note receivable. SAI filed a counter-claim. Subsequently, both parties have agreed to settle all claims against each other. KC Acquisition Corp will pay to SAI $900,000 in installments of $20,000 per month beginning April 15, 2002, through December 15, 2002, and will pay the balance of $720,000 on December 31, 2002. See the SAI's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. As of this filing KC Acquisition has made all the required payments to date.

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

         SAI's loss from operations for the three months ended June 30, 2002 decreased to $2,589,355 from $3,342,100 for the three months ended June 30, 2001. The loss from operations for the three months ended June 30, 2002 includes a charge of $1,651,508 relating to an incentive compensation program for certain executives and consultants. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." The improvement in the loss from operations is principally due to the impact in SAI's consolidation effort and the realignment and downsizing of administrative and support services at the company's headquarters and the adoption of SFAS No. 142 whereby amortization of goodwill is no longer amortized and charged to expense. During the third quarter of 2001, management of SAI commenced a strategic review of SAI's business operations and its corporate organization structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operations. The objectives of the review were to set out a plan to improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, and servicing capabilities supported by upgraded management information systems. This review was completed during the fourth quarter of 2001, and the implementation of a plan to consolidate our monitoring centers to three facilities from six regional facilities commenced. As of June 30, 2002, the consolidation was principally complete, with the exception of certain trailing redundant labor and telecommunications costs. Management believes that these costs will be fully eliminated by the end of the third quarter 2002. Notwithstanding the projected effects from the consolidation, SAI currently anticipates that SAI will use approximately $8,000,000 in cash during 2002, which includes approximately $2,266,000 in principal repayments, capital expenditures of approximately $1,000,000 and payments relating to restructuring, severance and other related items range between $1,400,000 and $1,500,000, and incentive compensation payments of approximately $900,000. In addition, the aforementioned $8,000,000 includes SAFE settlement payments of approximately $1,000,000 in cash and the remainder of the settlement of approximately $700,000 will be satisfied by applying amounts due from SAFE for past and future services. During the six months ended June 30, 2002, SAI used approximately $2,748,000 in cash relating to these items. Principal payments amounted to approximately $974,000, capital expenditures amounted to approximately $900,000 and restructuring, severance and other related items, amounted to approximately $874,000.

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

         On March 1, 2001, an amended Complaint against United Security Systems, Inc., National Security Monitoring, United Video Security, Inc., Emergency Response Center and Vector Security, was filed in the United States District Court for the Eastern District of New York (CV 007487). Emergency Response Center is an assumed name of one of our subsidiaries. The case involves damages resulting from a fire at the Flushing Jewish Center, which occurred on December 5, 1996. The claim alleges breach of contract and breach of warranty by the defendants in installing an alarm system that was inadequate and failing to monitor or service the system. Damages sought are approximately

$1,000,000 which management believes will be fully covered by our insurance should liability be found on our part. SAI will vigorously defend its position.

         On July 3, 2001, SAFE filed a claim with the American Arbitration Association asserting certain claims associated with the sale of our retail account portfolio to them in June of 1999 and SAI subsequently counterclaimed. Subsequently both parties agreed to settle all claims against each other. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

     Item 2. Changes in Securities and Use of Proceeds.

         None

     Item 3. Defaults Upon Senior Securities.

         During the third quarter of 2001 and the first and second quarter of 2002, SAI was not in compliance with two covenants contained in the McGinn financing agreement. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         A dispute had arisen regarding a note issued by us to SAFE related to the sale of assets by SAI to SAFE, which has been resolved in June of 2002. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to our security holders for a vote during the second quarter of 2002.

     Item 5. Other Information.

         During August 2002, we dismissed Arthur Andersen LLP and engaged McGladrey & Pullen, LLP as our independent audit firm.

     Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K.

    We did not file any Current Reports on Form 8-K during the second quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Security Associates International, Inc.

Date: August 14, 2002                   By: /s/ Raymond A. Gross
                                                Chief Executive Officer
                                                and President

                                        By: /s/ Karen B. Daniels
                                                Principal Financial Officer