Form 10QSB/A
period 2002-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-08-23
CIK 851720

     As Filed with the Securities and Exchange Commission on August 23, 2002
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-20870

                             -----------------------

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                             87-0467198
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  2101 SOUTH ARLINGTON HEIGHTS ROAD, SUITE 150
                        ARLINGTON HEIGHTS, IL 60005-4142
                    (Address of principal executive offices)

                                 (847) 956-8650
                           (Issuer's Telephone Number)

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

         THE FORM 10-QSB FILED BY THE REGISTRANT WITH THE SEC ON AUGUST 14, 2002 INCLUDES FINANCIAL STATEMENTS THAT WERE NOT REVIEWED IN ACCORDANCE WITH ITEM 310(b) OF REGULATION S-B BECAUSE THE REGISTRANT WAS UNABLE TO OBTAIN THE REVIEW OF ITS FORMER ACCOUNTING FIRM, ARTHUR ANDERSEN LLP.
================================================================================

                         PART I - FINANCIAL INFORMATION

         We amend our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 to provide notification that the Quarterly Report on Form 10-QSB which was filed with the SEC on August 14, 2002 includes financial statements that were not reviewed in accordance with Item 310(b) of Regulation S-B. Our former auditor, Arthur Andersen LLP, ceased work on our financial statements without warning at the end of July 2002. We had expected review of our financial statements to be completed by Arthur Andersen LLP and did not have enough time to retain new accountants who would perform a review of our financial statements prior to the filing deadline for the Form 10-QSB. No accounting firm has reviewed the financial statements contained in our Form 10-QSB filed with the SEC on August 14, 2002 to ensure that the financial statements present fairly, in all material respects, our financial position, results of operations, cash flows and changes in shareholders' equity for the quarter reported in accordance with generally accepted accounting principles.

     We will file an amended Form 10-QSB at such time as our new accounting firm, McGladrey & Pullen, LLP, completes its review of our financial statements. We expect McGladrey & Pullen, LLP to complete its review within the next several weeks.

     We have made no further changes to our Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY ASSOCIATES INTERNATIONAL, INC.



                                        By: /s/ Raymond A. Gross
                                           -------------------------------------
August 23, 200                             Raymond A. Gross, President and
                                           Chief Executive Officer



                                        By: /s/ Karen B. Daniels
                                           -------------------------------------
                                           Karen B. Daniels,
                                           Principal Financial Officer