Form 10QSB/A
period 2002-06-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-09-20
CIK 851720

   As Filed with the Securities and Exchange Commission on September 19, 2002
 ==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

                                   (Mark One)

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


================================================================================

                    Security Associates International, Inc.

                     For the Six Months ended June 30, 2002



                                     INDEX


Part I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.    Consolidated Financial Statements..................................3

           General............................................................3

           Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001..............................................3

           Consolidated Statements of Operations for the three months and the six months ended June 30, 2002 and 2001............................4

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and 2001.......................................5

           Notes to Unaudited Consolidated Financial Statements...............6


Part II - OTHER INFORMATION

Item 5.    Other Information..................................................9

Item 6.    Exhibits and Reports on Form 8-K...................................9


SIGNATURES & CERTIFICATION...................................................10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

         GENERAL. We hereby amend our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002 to provide notification that our Quarterly Report on Form 10-QSB, which was filed with the SEC on August 14, 2002, includes financial statements that have now been reviewed in accordance with Item 310(b) of Regulation S-B by our new auditors, McGladrey & Pullen, LLP ("McGladrey"). McGladrey's manually signed review report, which is attached hereto as Exhibit 99.1, states that they are not aware of any material modifications that should be made to the accompanying Consolidated Financial Statements at June 30, 2002, and for the three and six month periods then ended, for them to be in conformity with accounting principles generally accepted in the United States of America.

         Our former auditor, Arthur Andersen LLP, ceased work on our financial statements without warning at the end of July 2002. We had expected review of our financial statements to be completed by Arthur Andersen LLP and did not have enough time to retain new accountants who would perform a review of our financial statements prior to the filing deadline for the Form 10-QSB. On August 23, 2002, we amended our 10-QSB to disclose that the included financial statements had not been reviewed in accordance with Item 310(b) of Regulation S-B.

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

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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
                                     ==================================================


NOTE 8. SUBSEQUENT EVENT

         In August, 2002, we entered into a three-year agreement with AT&T Corp. to purchase voice and data services. The terms of the agreement require us to purchase a minimum of $2.4 million in services each year for the next three years. We are obligated to pay to AT&T Corp. 50% of any shortfall from the minimum in any given year. If we terminate the agreement prior to the end of the three-year term, we may be liable for 50% of the unsatisfied purchase commitment.


                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         We have been notified by AMEX that we are not currently in compliance with their continuing listing requirements, including our current stock price and total stockholders' equity. We are working with AMEX to maintain our listing. Although management does not believe that delisting is imminent, such an event could adversely affect our stock price and the liquidity of our stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         --------          ------------

         10.1              AT&T Contract
         10.2 Consulting Agreement between the Company and TJS Corporation effective as of January 1, 2002
         23.1              Consent of McGladrey & Pullen, LLP
         99.1              Report of McGladrey & Pullen, LLP

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SECURITY ASSOCIATES INTERNATIONAL, INC.



                                      By: /s/ Raymond A. Gross
                                          --------------------------
September 20, 2002                        Raymond A. Gross, President,
                                          Chief Executive Officer and Principal
                                          Financial Officer

                            SECTION 302 CERTIFICATION

I, Raymond A. Gross, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB, as amended, of Security Associates International, Inc.;

     2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                      By: /s/ Raymond A. Gross
                                          --------------------------
     September 20, 2002                   Raymond A. Gross, President,
                                          Chief Executive Officer and Principal
                                          Financial Officer

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------

         10.1              AT&T Contract
         10.2 Consulting Agreement between the Company and TJS Corporation effective as of January 1, 2002
         23.1              Consent of McGladrey & Pullen, LLP
         99.1              Report of McGladrey & Pullen, LLP