Form 10QSB
period 2002-09-30
SECURITY ASSOCIATES INTERNATIONAL INC
filed 2002-11-14
CIK 851720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-QSB

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         For the quarterly period ended
                               September 30, 2002

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

     As of November 13, 2002 the Registrant had outstanding 9,166,386 shares of its $.001 par value common stock.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               September 30, 2002

                                      INDEX

Part I - FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----
Item 1        Financial Statements.........................................................3

              Consolidated Balance Sheets as of September 30, 2002
              and December 31, 2001........................................................3

              Consolidated Statements of Operations for the three months and the nine months ended September 30, 2002 and 2001................................4

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001............................................6

              Notes to Consolidated Financial Statements...................................7

Item 2        Management's Discussion and Analysis or Plan of Operation...................12

Item 3        Controls and Procedures.....................................................16

Part II - OTHER INFORMATION

Item 1        Legal Proceedings...........................................................17

Item 2        Changes in Securities and Use of Proceeds...................................18

Item 3        Defaults Upon Senior Securities.............................................18

Item 4        Submission of Matters to a Vote of Security Holders.........................18

Item 5        Other Information...........................................................19

Item 6        Exhibits and Reports on Form 8-K............................................20

SIGNATURES ...............................................................................21

CERTIFICATIONS............................................................................22

INDEX TO EXHIBITS.........................................................................24

Item 1.  Financial Statements

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               2002                 2001
ASSETS
CURRENT ASSETS:
     Cash                                                                  $     450,193        $   5,459,055
     Restricted cash                                                             425,000              355,000
     Accounts receivable, net                                                  1,481,051            2,254,491
     Other current assets                                                        469,357              356,539
                                                                           -------------        -------------
         Total current assets                                                  2,825,601            8,425,085
                                                                           -------------        -------------
     Fixed Assets, net                                                         4,171,074            4,557,801
                                                                           -------------        -------------
     Goodwill, net                                                            20,717,698           20,717,698
     Other long-term assets, net                                                 436,878              500,000
                                                                           -------------        -------------
         Total long-term assets                                               21,154,576           21,217,698
                                                                           -------------        -------------
TOTAL ASSETS                                                               $  28,151,251        $  34,200,584
                                                                           =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $   1,640,567        $   1,139,179
     Amounts due under settlement agreement                                    1,470,000                    -
     Notes Payable                                                               100,018
     Current maturities of long -term debt                                    23,396,860            3,604,231
     Accrued interest                                                            243,989              788,602
     Accrued expenses                                                          3,591,481            3,735,528
     Unearned revenue                                                            192,892              199,443
                                                                           -------------        -------------
         Total current liabilities                                            30,635,807            9,466,983
                                                                           -------------        -------------
LONG-TERM LIABILITIES:
     Long-term debt, net of current maturities                                         -           20,242,710
     Other long-term liabilities                                                 285,610              353,281
                                                                           -------------        -------------
         Total long-term liabilities                                             285,610           20,595,991
                                                                           -------------        -------------
TOTAL LIABILITIES                                                             30,921,417           30,062,974
                                                                           -------------        -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock, $10 par value; 149,786 shares authorized, 149,459 shares outstanding
         on September 30, 2002 and December 31, 2001                           1,494,590            1,494,590
     Series B convertible preferred stock, $10 par value,
         45,000 shares authorized; 20,000 shares outstanding
         on September 30, 2002 and  December 31, 2001                            200,000              200,000
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 9,166,386 shares outstanding on
         September 30, 2002 and December 31, 2001                                  9,162                9,162
     Warrants, net                                                             3,548,388            3,711,137
     Additional paid-in capital                                               42,164,297           41,892,013
     Note receivable from issuance of common stock                              (780,000)            (900,000)
     Accumulated deficit                                                     (49,406,603)         (42,269,292)
                                                                           -------------        -------------
         TOTAL STOCKHOLDERS' EQUITY                                           (2,770,166)           4,137,610
                                                                           -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  28,151,251        $  34,200,584
                                                                           =============        =============



        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
Net revenue                                          $ 4,538,113           $ 5,156,805
     Operating unit expense                            3,975,125             3,983,980
                                                     -----------           -----------
Operating unit margin                                    562,988             1,172,825
                                                     -----------           -----------
     Amortization and depreciation                       336,275             1,060,913
     General and administrative                        1,658,429             1,080,726
     Sales and marketing                                 306,617               464,061
     Acquisition and other related expenses                    -               983,000
     Restructuring expenses                               (3,538)                    -
                                                     -----------           -----------
         Total expenses                                2,297,783             3,588,700
                                                     -----------           -----------
Loss from operations                                  (1,734,795)           (2,415,875)
Interest expense, net                                   (757,739)             (926,613)
                                                     -----------           -----------
Loss before taxes                                     (2,492,534)           (3,342,488)
Provision for income taxes                                     -                     -
                                                     -----------           -----------
Net loss available to common stockholders            ($2,492,534)          ($3,342,488)
                                                     ===========           ===========
Net loss per share                                        ($0.27)               ($0.41)
                                                     ===========           ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              9,166,386             8,072,251
                                                     ===========           ===========

        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  NINE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
Net revenue                                          $ 14,374,378           $ 15,757,250
     Operating unit expense                            11,531,546             12,220,562
                                                     ------------           ------------
Operating unit margin                                   2,842,832              3,536,688
                                                     ------------           ------------
     Amortization and depreciation                        957,044              3,179,713
     General and administrative                         5,261,296              2,701,702
     Sales and marketing                                  938,029              1,468,134
     Acquisition and other related expenses                     -              2,318,290
     Restructuring expenses                               533,059                      -
                                                     ------------           ------------
         Total expenses                                 7,689,428              9,667,839
                                                     ------------           ------------
Loss from operations                                   (4,846,596)            (6,131,151)
Interest expense, net                                  (2,290,717)            (2,795,410)
                                                     ------------           ------------

Loss before taxes                                      (7,137,313)            (8,926,561)
Provision for income taxes                                      -                      -
                                                     ------------           ------------
Net loss available to common stockholders             ($7,137,313)           ($8,926,561)
                                                     ============           ============
Net loss per share                                         ($0.78)                ($1.11)
                                                     ============           ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                               9,166,386              8,072,251
                                                     ============           ============



        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS             NINE MONTHS
                                                                                    ENDED                   ENDED
                                                                              SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   ($ 7,137,313)           ($ 8,926,561)
     Adjustments to reconcile net loss to net cash used for operating activities:

         Amortization and depreciation                                               957,044               3,179,713
         Original issue discount amortization                                        346,500                 295,433
         Net issuance of common stock for dealers and employees                            -                 102,771
         Impairment of fixed assets                                                  510,713                       -
         Amortization of warrants and stock issued under dealer stock
             incentive plan                                                          109,535                 183,799
         Write-off of acquisition expenses                                                 -                 522,290
     Changes in assets and liabilities-
         Accounts receivable, net                                                    773,440                  97,069
         Other current assets                                                       (112,818)                (61,498)
         Accounts payable                                                            501,389              (1,171,348)
         Amounts due under settlement agreement                                   (1,030,000)
         Accrued expenses, net of reclassification
             due to settlement agreement                                             (14,267)                650,990
         Accrued interest, net of reclassification
             due to settlement agreement                                             108,607                 485,418
         Other long-term liabilities                                                 (67,671)                      -
         Unearned revenue                                                             (6,551)                (50,923)
                                                                                ------------            ------------
             Net cash used for operating activities                               (5,061,392)             (4,692,847)
                                                                                ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                     (1,081,030)               (857,970)
     Note receivable KC Acquisition Corp.                                                  -                 (23,647)
                                                                                ------------            ------------
             Net cash used for investing activities                               (1,081,030)               (881,617)
                                                                                ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of capital stock                                         120,000               2,885,582
     Write-off of FINOVA financing expenses                                                -                 456,257
     Debt issuance deposit                                                           123,122                (500,000)
     Original issue discount paid                                                          -              (2,310,000)
     Payments of long-term debt and notes payable                                 (1,604,780)            (16,885,295)
     Proceeds from long-term debt and notes payable                                2,625,218              24,840,000
     Increase in deferred finance costs                                              (60,000)                      -
                                                                                ------------            ------------
             Net cash (used for) provided by financing activities                  1,203,560               8,486,544
                                                                                ------------            ------------
(DECREASE) INCREASE IN CASH                                                       (4,938,862)              2,912,080
CASH AND RESTRICTED CASH,  Beginning of Period                                     5,814,055                  53,115
                                                                                ------------            ------------
CASH AND RESTRICTED CASH, End of Period                                         $    875,193            $  2,965,195
                                                                                ============            ============

        The accompanying notes are an integral part of these statements.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1.  BASIS OF PRESENTATION AND GOING CONCERN

    The accompanying interim financial statements include the accounts of Security Associates International, Inc. and its subsidiaries (SAI) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with SAI's financial statements and related notes in SAI's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

    The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. As indicated by the financial statements included in SAI's Form 10-KSB filed on April 16, 2002, and by its financial statements included in its Forms 10-QSB for the quarters ending March 31, 2002 and June 30, 2002, SAI has suffered recurring losses from operations and has had a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities to prepare these consolidated financial statements. Actual results could differ from these estimates.

    Certain amounts from the 2001 financial statements have been reclassified to conform to the 2002 presentation.

    As of November 12, 2002, we had an unrestricted cash balance of approximately $211,000

During the third quarter of 2001 and the first, second and third quarters of 2002, SAI was not in compliance with certain covenants contained in the McGinn Smith financing agreement ("McGinn Facility"). We have requested, and are currently documenting, an amendment to these covenants. We are also in discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt provider McGinn, certain key officers and consultants, as well as other third parties regarding providing additional capital resources. As a result, we are finalizing the documentation for a $3,000,000 facility to be provided by TJS Partners, L.P., of which the full $3.0 million has been drawn to date, and we are in the final stages of documenting a new loan agreement with McGinn in the amount of approximately $2.7 million. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." There can be no assurance that we will obtain an amendment to our McGinn facility, or finalize documentation for the new McGinn Facility.

    The Company has continued to incur losses from its operations. SAI's loss from operations for the nine months ended September 30, 2002 was $4,846,596 as compared to $6,131,151 for the nine months ended September 30, 2001. The loss from operations for the nine months ended September 30, 2002 includes a charge of $533,059 relating to the restructuring plan announced in 2001 as well as a charge of $1,801,508 relating to an incentive compensation program for certain executives and consultants. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." As a result of this loss from operations, net cash used in operating activities for the nine months ended September 30, 2002 totaled $5,061,392. SAI currently anticipates that it will continue to use cash in its operating activities, however at a reduced rate.

    During the third quarter of 2001, management of SAI commenced a strategic review of SAI's business operations and its corporate organization structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operations. The objectives of the review were to set out a plan to improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling and servicing capabilities supported by upgraded management information systems. This review was completed during the fourth quarter of 2001, and thereafter, the implementation of a plan to consolidate our monitoring centers to three facilities from six regional facilities commenced. As of September 30, 2002, the consolidation was principally complete, with the exception of certain trailing severance costs, lease costs and redundant telecommunications costs. Management anticipates that its 2003 ongoing monthly operating costs will be reduced by $350,000 to $400,000 as compared to the third quarter of 2001.


NOTE 2.  RESTRICTED CASH

    Restricted cash at September 30, 2002 totaled $425,000, which represents the principal and accrued interest due on the McGinn Facility on October 1, 2002. This amount was paid on October 1, 2002. McGinn controls SAI's lockbox and one cash account. The

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002




McGinn Facility calls for cash receipts, beginning with the first business day of each month, to be set aside as unusable funds. Once the cash balance in the account reaches 125% of the next month's principal and interest payment due on the debt, SAI can use any amount that exceeds the monthly cash requirement for general corporate purposes.

NOTE 3.  STATEMENTS OF CASH FLOWS

    The supplemental schedule of cash and non-cash activities for the nine months ended September 30, 2002 and 2001, includes the following:

                                                                                                 2002                   2001
                                                                                         ------------           ------------
         Cash flow information:
         Cash paid during the period for interest                                         $ 1,924,908            $ 1,691,270
                                                                                          ===========            ===========


                                                                                                 2002                   2001
                                                                                         ------------        ---------------
         Non-cash financing activities:
         Amounts due under settlement agreement                                           $ 2,500,000            $         -
         Reclassification of debt due in SAFE settlement agreement                         (1,800,000)                     -
         Reclassification of accrued interest & other expenses due in SAFE
         settlement agreement                                                                (700,000)                     -
                                                                                         ------------           ------------
                                                                                          $         -            $         -
                                                                                          ===========            ===========



NOTE 4.  RESTRUCTURING RESERVE

    During the third quarter of 2001, management commenced a strategic review of our business operations and corporate organizational structure with a view to developing a business strategy that would place us in a stronger position to deal with the changing business environment and challenges facing our core operations. The objectives of the review were to set out a plan to realign the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling and servicing capabilities supported by upgraded management information systems.

    A summary of the changes in the restructuring and reorganization reserve during the first nine months of 2002 is as follows:


                                                      Restructuring        2002             2002         Restructuring
                                                        Reserve at      Changes to          Cash          Reserve at
                                                      Dec. 31, 2001     Reserve (1)       Payments      Sept. 30, 2002
                                                      -------------     -----------       --------      --------------
Severance for operators and administrative staff          $387,934            $6,970      ($386,644)            $8,260
Consulting fees and broadband expenses                     114,200                 -       (114,200)                 -
Travel expenses                                            133,434           (15,988)      (117,446)                 -
Facility & equipment leases, net of anticipated
  lease amounts                                            592,000                 -       (284,167)           307,833
Other                                                       16,234            31,364        (47,598)                 -
                                                        ----------           -------      ----------          --------
Total Restructuring                                     $1,243,802           $22,346      ($950,055)          $316,093
                                                        ==========           =======      ==========          ========

(1) Changes in estimated restructuring expenses.

We recorded additional restructuring expenses of $536,597 during the first quarter of 2002 relating to additional impairment of fixed or long-lived assets, which included furniture, fixtures and computer equipment identified for disposal in 2002 as a result of the restructuring plan discussed above. Net restructuring recapture of $3,538 for the three months ended September 30, 2002 consists of adjustments of our original estimated restructuring expenses. These include a $25,884 reduction of the impairment of fixed or long-lived assets, offset by additional restructuring expenses of $22,346 for labor and other costs.

NOTE 5.  LONG-TERM DEBT

    During the first quarter of 2001, SAI Funding Corporation, one of our wholly-owned subsidiaries, entered into the McGinn Facility. Net proceeds from the facility totaled approximately $22,000,000, which is net of a $2,310,000 original issue discount and a $500,000 mandatory debt service reserve. Of these proceeds, $16,351,960 was used to settle all outstanding debt to FINOVA Capital Corporation. The McGinn Facility consists of a junior tranche in the amount of $5,840,000, bearing face interest at 12.5%, with the remainder being a senior tranche bearing face interest at 10.5%. The facility is secured by all of the assets of SAI Funding Corporation, which consist of our monitoring contracts. The facility matures in August 2006. The facility contains covenants requiring minimum levels of monthly revenues and cash collections.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


    During the third quarter of 2001, and the first, second and third quarters of 2002, SAI was not in compliance with certain covenants contained in the McGinn Facility. We have requested, and are currently documenting, an amendment to these covenants. The new amendment would reduce the required monthly revenue and cash collections, and would waive the outstanding covenant shortfalls. There can be no assurance that we will finalize this amendment and waiver. Accordingly, we have classified all amounts due under the McGinn Facility as current obligations. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

    We are currently finalizing the documentation for a $3,000,000 facility provided by TJS Partners, L.P. (the "TJS Facility"). This facility allowed us to borrow up to the $3,000,000 until June 30, 2004 and is expected to bear interest at 11.5% per annum. The facility is expected to mature on July 1, 2004. As of November 14, 2002, TJS Partners, L.P. had advanced a total of $3,000,000 to SAI under this facility. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

    In connection with the sale of its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises ("SAFE") on June 30, 1999, SAI entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1,800,000 bearing 8% interest was to have been deemed paid in full. At December 31, 2001, this note was classified as long-term debt. A dispute arose as to: (1) whether SAI had fulfilled its obligations under the agreement, and (2) whether SAFE met all of its contractual commitments. On June 11, 2002, SAI and SAFE settled these and other claims for $2,500,000. In connection with this settlement, all amounts owed to SAFE were reclassified to Amounts Due Under Settlement Agreement in our balance sheet. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Our debt is scheduled to mature as follows:

                                                       Senior Debt       Junior Debt           TJS Note               Total
                                                       -----------       -----------           --------               -----

Fourth Quarter, 2002                                   $   684,462        $         -        $         -        $   684,462
2003                                                     3,545,648                  -                  -          3,545,648
2004                                                     4,923,501                  -          2,583,000          7,506,501
2005                                                     6,467,344                  -                  -          6,467,344
2006                                                       905,472          5,840,000                  -          6,745,472
                                                       -----------        -----------        -----------        -----------
                                                       $16,526,427        $ 5,840,000        $ 2,583,000        $24,949,427
                                                       ===========        ===========        ===========        ===========


Long-term debt at September 30, 2002 consisted of:


                                                                                 September 30,      December 31,
                                                                                     2002              2001
                                                                                     ----              ----
Note Payable - McGinn Facility                                                  $ 22,366,427      $ 23,946,008
Note Payable - TJS Partners                                                        2,583,000               -
Note Payable - S.A.F.E in connection with sale of owned subscriber accounts                          1,800,000
Original issue discount, net of amortization                                      (1,552,567)       (1,899,067)
                                                                                ------------      ------------
                                                                                  23,396,860        23,846,941
Less current portion                                                             (23,396,860)       (3,604,231)
                                                                                ------------      ------------
                                                                                $          -      $ 20,242,710
                                                                                ============      ============



NOTE 6.  EARNINGS PER SHARE
Basic earnings per share are calculated using the weighted average number of shares outstanding during each period. Stock options, warrants and convertible preferred stock have not been included in the calculation of net loss per share as their effect would be antidilutive.

NOTE 7.  STOCK AND OPTIONS ISSUED

    On August 28, 2002, we issued options to purchase 4,850,000 shares of common stock to certain officers and directors under a stock option plan that has been approved by our stockholders. See Part II - Other Information; Item 1. - Legal Proceedings. The exercise price of these options was at or greater than the market price at the time of grant. During the nine months ended September 30, 2002, we issued no shares of common stock.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141, which supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SAI adopted this statement as required on July 1, 2001, and it did not have a material affect on the financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. The impairment test under SFAS No. 142 is based upon a two-step process involving: (i) comparing the estimated fair value of the related reporting unit to its net book value, and (ii) comparing the estimated implied fair value of goodwill to its carrying value. SAI elected to adopt SFAS No. 142 in the first quarter of 2002. Accordingly, SAI did not record amortization expense in 2002 for goodwill existing at December 31, 2001.

    Certain acquired intangible assets will not be reclassified, and are accounted for apart from goodwill upon transition to SFAS No. 142. FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to "carve-out" from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill. SAI recognized its relationships with its dealers, evidenced by dealer service agreements, and goodwill as a single asset labeled "Goodwill". SAI has amortized the combined assets over their useful lives ranging from three to fifteen years. According to SFAS No. 142, a goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which includes the carrying value of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets.) Thus, a future measured goodwill impairment loss may be substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets". Consistent with prior guidance, SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the assets carrying amount or fair value, and depreciation is no longer recognized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. This adoption did not have a material impact on SAI's financial position or results of operations.

    On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 9.  ACCOUNTING CHANGE

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

    A reconciliation of net loss and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of the accounting change recognized in the current period, is as follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                              -------------------------------  -------------------------
                                                SEPT.  30,       SEPT.  30,      SEPT.  30,       SEPT.  30,
                                                   2002             2001             2002             2001
                                               -----------      -----------      -----------      -----------
                      Net loss as reported     $(2,492,534)     $(3,342,488)     $(7,137,313)     $(8,926,561)
                      Amortization                       -          669,084                -        2,033,986
                                               -----------      -----------      -----------      -----------
                      Adjusted net loss        $(2,492,534)     $(2,673,404)     $(7,137,313)     $(6,892,575)
                                               ===========      ===========      ===========      ===========

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         -------------------------  ----------------------
                                                          SEPT.  30,     SEPT. 30,    SEPT. 30,     SEPT. 30,
                                                             2002          2001         2002          2001
                                                         -----------   -----------  -----------   --------
                   Net loss per share as reported          $ (0.27)      $ (0.41)     $ (0.78)      $ (1.11)
                   Amortization                                   -          .08             -         0.25
                                                           --------      -------      --------      -------
                   Adjusted net loss per share             $ (0.27)      $ (0.33)     $ (0.78)      $ (0.86)
                                                           =======       =======      =======       =======

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE 10. RELATED PARTY TRANSACTIONS

SAI is in discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt provider McGinn, certain key officers and consultants, as well as other third parties regarding providing additional capital resources. We are currently finalizing the documentation for a $3,000,000 facility to be provided by TJS Partners, L.P. (the "TJS Facility"). As of November 14, 2002, TJS Partners, L.P. had advanced a total of $3,000,000 to SAI under this yet to be finalized facility. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


On July 24, 2002 our shareholders approved the issuance of 525,000 shares of common stock to Mr. Thomas Salvatore as compensation for his efforts in connection with the Foamart and SecurityVillage.com transactions. We recorded compensation expense of $446,250, based on the price of our common stock on the date of the shareholder approval. These shares have not yet been issued. Mr. Salvatore is Chairman of the Company's Board of Directors. He is also the managing partner of TJS Partners, L.P., the Company's largest shareholder. In 2001, the Company entered into a three-year consulting arrangement with Mr. Salvatore. In accordance with the arrangement, Mr. Salvatore is to receive consulting fees in the amount of $240,000 per year from January 1, 2001 through December 31, 2003. In addition, in 2001, Mr. Salvatore received 600,000 options to purchase common stock at $2.50 per share. In 2000, Mr. Salvatore received options to purchase 25,000 shares of common stock at $2.50 per share and options to purchase 150,000 shares of common stock at $3.625 per share. On August 9, 2000, we issued 100,000 shares of common stock to Mr. Salvatore, for which we received $250,000 in cash as payment.

In August 2001, the SAI's Board of Directors accepted and approved the assignment to SAI of agreements among Mr. Raymond Gross, Mr. Stephen Ruzika, Mr. Paul Lucking, Mr. Thomas Salvatore, and TJS Partners, L.P. The agreements set forth that the first three individuals would join SAI and hold the positions of Chief Executive Officer, Vice Chairman of the Board and Chief Operating Officer, respectively. In addition, the agreement also states that Mr. Salvatore would hold the position of Chairman of the Board. These individuals, including Mr. Salvatore, are charged with the responsibility of developing and executing a business strategy designed to significantly improve SAI's overall financial condition, strategic direction and growth objectives. In order to provide an incentive for these four individuals, SAI agreed to pay them collectively, in addition to their base compensation and consulting fees, one hundred percent of the first year's improvement in annualized Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as measured for the quarter ended June 30, 2002, versus the quarter ended June 30, 2001, with a "true-up" at December 31, 2002. During the first quarter of fiscal 2002, SAI executed agreements with each of the aforementioned individuals with respect to this incentive and their terms and conditions of employment or consultancy. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

NOTE 11. SUBSEQUENT EVENT

On October 10, 2002 SAI amended its settlement agreement with KC Acquisition. Under the terms of the amended settlement agreement, KC Acquisition paid to SAI $685,000 in satisfaction of its final payment of $720,000 required by the original settlement agreement. KC Acquisition will continue to make payments of $20,000 through December 15, 2002 in satisfaction of the settlement.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2002


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net revenues for the three months ended September 30, 2002 decreased by $618,692 or 12.0% to $4,538,113 from $5,156,805 for the three months ended
September 30, 2001. Net revenues for the nine months ended September 30, 2002 decreased by $1,382,872 or 8.8% to $14,374,378 from $15,757,250 for the nine months ended September 30, 2001. During the three and nine months ended September 30, 2002, we experienced a 2.2% and 11.6% attrition rate respectively in the number of monitored accounts. We monitored 309,524 accounts as of September 30, 2002 versus 360,134 as of September 30, 2001, a decrease of 50,610 accounts. Revenues decreased by $698,204 and $1,892,678 for the three months and nine months ended September 30, 2002 respectively when compared to the prior periods as a result of the attrition in monitored accounts. An increase in the average monthly revenue per account offset these decreases by $79,512 and $509,806 for the three months and nine months ended September 30, 2002, respectively, when compared to the prior periods. The majority of the attrition occurred during the first half of 2002 as a result of the consolidations conducted at that time.

    Operating unit expenses for the three months ended September 30, 2002 were $3,975,125, a decrease of $8,855 from the same period of the prior year of $3,983,980. Operating unit expenses for the nine months ended September 30, 2002 were $11,531,546, a decrease of $689,014 from the same period of the prior year of $12,220,562. These reductions were a result of the initial impact of the consolidations of our central stations and other operations. Payroll and Related expenses decreased by $294,514 for the three months ended September 30, 2002 and decreased by $810,589 for the nine months ended September 30, 2002 when compared to the same periods of the prior year. These savings were reduced by one-time expenses related to the consolidation for stay bonuses and severance of approximately $140,000. Rent and facility related expenses decreased by $154,442 and $422,593 for the three and nine months of the current period, respectively, when compared to the prior periods. During the nine months ended September 30, 2001, rent and facility expenses were incurred by up to nine separate operations locations. Only three operating facilities remain as of September 30, 2002. Increases in telecommunication costs have partially offset the previously mentioned decreases. Telecommunication costs were $1,165,058 for the three months ended September 30, 2002 compared to $1,065,297 for the three months ended September 30, 2001, and $3,109,191 for the nine months ended September 30, 2002 compared to $2,881,406 for the nine months ended September 30, 2001. These increases are attributable to costs associated with the re-routing of telecommunication lines during the consolidations. We are currently working to eliminate redundant telecommunications costs and expect these costs to begin declining in the fourth quarter of 2002. Additions to the reserve for bad debt expense also offset the previously mentioned decreases. Bad debt expense for the three months ended September 30, 2002 is $386,320, an increase of $323,259 from the same period last year of $63,061. Bad debt expense for the nine months ended September 30, 2002 were $541,501, an increase of $287,450 from the same period of the prior year of $254,051. The increase to the reserve is primarily attributable to dealers whose accounts receivable with us are delinquent. We believe that many of the dealers whose accounts are delinquent have moved or are moving their subscriber accounts from our central stations because of issues stemming from the consolidations of our facilities.

    Amortization and depreciation expenses for the three-month period ended September 30, 2002 decreased by $724,638 to $336,275 from $1,060,913.
Amortization and depreciation expenses for the nine months ended September 30, 2002 decreased $2,222,669 to $957,044 from $3,179,713. The decrease is primarily due to our adoption of SFAS No. 142. Under SFAS No. 142 goodwill is no longer amortized. Amortization expense for the three months and nine months ended September 30, 2001 was $669,084 and $2,033,986, respectively.

    General and administrative expenses for the three months ended September 30, 2002 increased by $577,703 to $1,658,429 from $1,080,726 for the same period of the prior year. Of this increase, $446,250 represents compensation expense related to the approval by our shareholders on July 24, 2002 to issue 525,000 shares of our common stock to Mr. Thomas Salvatore. These shares have not yet been issued.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


(See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources") The remainder of this increase is primarily attributable to professional fees. General and administrative expenses for the nine months ended September 30, 2002 increased by 2,559,594, to $5,261,296 from $2,701,702 for the same period of the prior year. This increase is due to the compensation expense and consulting fees previously mentioned, and an accrual in the amount of $1,801,508 relating to incentive compensation earned by management and consultants. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

    Sales and marketing expense for the three months ended September 30, 2002 decreased $157,444 to $306,617 from $464,061. Sales and marketing expenses for the nine months ended September 30, 2002 decreased $530,105 to $938,029 from $1,468,134. The reduction in these expenses is primarily attributed to realignment of the personnel and reductions in sales promotion expenses.

    Acquisition and other related charges of $983,000 for the three months ended September 30, 2001 consist primarily of i) $726,000 in severance and other related expenses related to former officers, ii) $150,000 in costs for obligations to perform alarm panel reprogramming with respect to certain contracts sold to SAFE, and iii) $82,000 in non recurring compensation expense for certain SecurityVillage.com employees. For the nine months ended September 30, 2001, total charges of $2,318,290 are composed primarily of i) a $500,000 break-up fee and the write-off of $522,290 of capitalized expenses related to the aborted KC Acquisition transaction, ii) professional fees associated with non recurring transactions of $49,000, iii) $726,000 in severance and other related expenses related to former officers, iv) $364,000 in costs for obligations to perform alarm panel reprogramming with respect to certain contracts sold to SAFE, and v) $82,000 in non recurring compensation expense for certain SecurityVillage.com employees.

    Net restructuring recapture of $3,538 for the three months ended September 30, 2002 consists of adjustments of our original estimated restructuring expenses. These include a $25,884 reduction of the impairment of fixed or long-lived assets, offset by additional restructuring expenses of $22,346 for labor and other costs. Restructuring expenses of $533,059 for the nine months ended September 30, 2002 consist of i) $510,713 for the additional impairment of fixed or long-lived assets which included furniture, fixtures, and computer equipment identified for disposal in 2002, and ii) adjustments of $22,346 to our original estimates for additional labor and other costs, both as a result of the restructuring plan discussed in our Annual Report on Form 10-KSB for the fiscal year ended 2001. See Note 4 to Unaudited Financial Statements, "Restructuring Reserve."

    Interest expense for the three-month period ended September 30, 2002 decreased $168,874 to $757,739 from $926,613. The decrease is a result of SAI entering into a settlement agreement with SAFE. Under the terms of the agreement the $1,800,000 due SAFE no longer bears interest. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Interest expense for the nine months ended September 30, 2002 decreased $504,693 to $2,290,717 from $2,795,410. The decrease is due to the write-off of the FINOVA Capital Corporation financing expense of $456,257 in the nine-month period ended September 30, 2001. This decrease was offset by an increase in interest expense due to the McGinn Facility, which was completed during the first quarter of 2001. As of September 30, 2002, SAI had total notes payable and debt of $23,496,878 compared to total debt of $23,846,941 as of December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    During the first three quarters of 2002, we experienced a $4,938,862 decrease in our cash balance. The decrease was the result of cash used in operating activities in the amount of $5,061,392, cash used in investing activities of $1,081,030 and cash provided by financing activities of $1,203,560.

    Cash used in operating activities for the nine months ended September 30, 2002 included a net loss of $7,137,313, offset by non-cash items totaling $1,814,257. Included in these items were depreciation and amortization expenses of $1,413,079 and a charge of $510,713 for the impairment of fixed assets identified for disposal. Accounts receivable balances decreased by $773,440 during the period, and accounts payable increased by $501,389.

    Cash used in investing activities consisted principally of upgrades to SAI's central stations; investment in our new "web" application, which provides our dealers with mission-critical information on their subscribers; and our new billing system.

    Cash provided by financing activities included proceeds of debt issuance of $2,625,218, reduction of the debt service reserve related to the McGinn Facility by $123,122, and proceeds from the issuance of capital stock in the amount of $120,000 relating to amounts due from KC Acquisition under its obligations to us. The proceeds from debt issuance consisted of drawings on the TJS Note of $2,500,000, net of debt issuance costs of $60,000 and expenses paid by TJS Partners, L.P. on behalf of SAI of $23,000, and the financing of some of our insurance premiums with notes in the amount of $125,218. Payments of debt consisted of payments of principal on the McGinn Facility of $1,579,580, payments of $25,200 on our financed insurance policies.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

    On June 30, 1999, SAI sold its portfolio of 27,000 retail subscriber accounts to Security Alarm Financing Enterprises ("SAFE") for $22,800,000. At that time, SAI also entered into an agreement to refer additional purchase and loan transactions during a specified period following the sale. If certain minimum performance criteria were satisfied, a note to SAFE in the amount of $1,800,000 bearing 8% interest was to have been deemed paid in full. A dispute arose as to: (1) whether SAI had fulfilled its obligations under the agreement, and (2) whether SAFE met all of its contractual commitments. SAI and SAFE entered into a binding arbitration process before the American Arbitration Association in regard to these matters. SAFE filed its claim on July 3, 2001, and SAI filed its response on August 1, 2001. SAFE claimed $2,500,000 as principal and interest on the note (through April 15, 2002) plus $3,000,000 in additional damages based on various other breaches of the asset purchase agreement relating to reprogramming expenses and the adequacy of SAI's disclosures in addition to unspecified consequential damages. SAI asserted that no amount was due under the note and that SAI did not breach any of the provisions of the asset purchase agreement as to which SAFE had made claims. SAI counterclaimed and was seeking in excess of $2,000,000 in damages based on SAFE's breaches of its obligations under the asset purchase agreement in failing to use SAI's central stations as SAFE's preferred provider of monitoring services, failure to abide by certain conditions related to SAI's monitoring agreement and failure to pay monitoring and other fees.

    On June 11, 2002, SAI and SAFE settled all of the above claims for $2,500,000. Of that amount, $1,800,000 will be paid by SAI in cash installments over a twelve-month period. SAI will continue to monitor SAFE's accounts and the parties have agreed that, rather than disburse funds to satisfy the amounts due each other, the remainder of the settlement of $700,000 will be satisfied by applying amounts due from SAFE for past and future services. Additionally, SAI must continue to reprogram accounts on to a telephone line owned by SAFE. The costs of such reprogramming expenses have been previously provided for by SAI. During the nine months ended September 30, 2002, we made cash payments to SAFE totaling $330,000.

    During the first quarter of fiscal 2002, SAI assumed agreements containing incentive arrangements with Mr. Raymond Gross, Mr. Stephen Ruzika, Mr. Paul Lucking, and with Mr. Thomas Salvatore. See Note 11 to the Unaudited Financial Statements - "Related Party Transactions." Included in the loss from operations for the nine months ended September 30, 2002 is a $1,603,342 charge relating to the aforementioned incentive plans. SAI paid $500,000 of this amount in the third quarter of 2002, and paid $180,151 in October 2002. Three of the four individuals have agreed to accept notes from SAI in lieu of approximately one half of the cash that is due under this plan. SAI plans to execute these notes during the fourth quarter of 2002. The notes are expected to accrue interest at the rate of 11.5% per annum and to mature in March 2003. Additionally, these individuals have further agreed that should SAI not be able to pay off the notes on maturity, they are willing to extend the notes on terms to be agreed upon at that time. The fourth individual has agreed to accept approximately seventy-five percent of the payment due to him in the form of SAI common stock.

    As of November 12, 2002, we had an unrestricted cash balance of approximately $211,000.

    SAI is in discussions with TJS Partners, L.P. (SAI's largest shareholder), our debt provider McGinn, certain key officers and consultants, as well as other third parties regarding providing additional capital resources. We are currently finalizing the documentation for a $3,000,000 facility which has been provided by TJS Partners, L.P. (the "TJS Facility"). The TJS Facility allowed us to borrow up to $3,000,000 until June 30, 2004 and bears interest at 11.5% per annum. The facility will mature on July 1, 2004. As of November 14, 2002, TJS Partners, L.P. had advanced a total of $3,000,000 to SAI under this facility. In connection with the TJS Facility, we are in the final stages of documenting a new loan agreement with McGinn in the amount of approximately $2.7 million (the "New McGinn Facility"). We expect the New McGinn Facility to bear interest at 10.5% per annum, to be secured by all of the assets of SAI and its subsidiaries, except for SAI Funding Corporation, and to mature on June 30, 2004. We also expect the facility to contain covenants requiring minimum levels of EBITDA. We expect to incur legal and other expenses in connection with these new financings of up to $250,000.

    There can be no assurance that the New McGinn Facility will be consummated. If the New McGrinn Facility is not consummated, we may be forced to seek alternative financing for the Company. If so, there can be no assurance that the Company will be able to obtain financing in order to meet its obligations. Should we be successful in obtaining other financing, such financing could be costly to the Company or dilutive to the existing shareholders. If this transaction is not consummated management believes it will not be able to continue the company's operations at the current level.

    During the third quarter of 2001 and the first, second and third quarters of 2002, SAI was not in compliance with certain covenants contained in the McGinn Facility. The McGinn Facility requires that the monitoring contracts used to collateralize the financing must yield a defined level of monthly revenue and a defined level of cash collections. In May 2002, SAI obtained an amendment to the covenants described above, which set forth new minimum requirements and waived the events of default. Under the this amendment, SAI must maintain average monthly revenue of $1,600,000 and cash collections of $1,500,000 per month throughout the term of the agreement.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



In June of 2002, we fell below the minimum monthly revenue covenant by approximately $10,000 and the minimum cash collection requirement covenant by $153,800. During the third quarter, we fell below the required monthly revenue covenant. The monthly shortfall ranged from $38,000 to $86,000. Our September cash collections fell below the required monthly cash collections by approximately $210,000. We have requested, and are currently documenting, a waiver of these covenant violations and an amendment to the covenants. The new amendment would reduce the required monthly revenue and cash collections. There can be no assurance that we will finalize this amendment and waiver. If McGinn were to declare a default under the loan, it could replace SAI as collection agent and remove SAI as the central monitoring station, resulting in a loss of monitoring fees and all associated net revenue after fees. We currently anticipate that as a result of the consolidation and our affirmative actions to either correct or cancel non-profitable accounts, it is likely that we may continue to fall below the required monthly revenue ($1,600,000 per month) and required cash collections ($1,500,000 per month) as required in accordance with the current amended covenants. Management has undertaken the elimination of non-profitable accounts, as it believes it will have a long-term positive effect on earnings, despite the negative short-term impact on monthly revenue and cash collections.

    Under the terms of the McGinn Facility, SAI Funding Corporation is required to make monthly principal and interest payments ranging from $355,000 to $445,000 in 2002. These payments gradually increase to $750,000 in 2006, with a final balloon payment of approximately $2.1 million upon maturity in August 2006.

    In August, 2002, we entered into a three-year agreement with AT&T Corp. to purchase voice and data services. Under the terms of the agreement, we receive a 59% discount from tariff rates. We will be subject to no rate increases for the term of the agreement. The terms of the agreement require us to purchase a minimum of $2.4 million in services each year for the next three years. We are obligated to pay to AT&T Corp. 50% of any shortfall from the minimum in any given year. If we terminate the agreement prior to the end of the three-year term, we may be liable for 50% of the unsatisfied purchase commitment.

    In October 2002, we implemented a new billing system. Our previous system was able to bill our dealers for normal monthly base rate monitoring charges, but was unable to bill for value-added activities that we provide under amounts specified in our dealer contracts. In connection with the implementation of the new system, we have revised our rate structure. The new base rate structure is graduated, so that the average base rate charges decline as dealers add monitoring accounts. Additionally, we will now charge dealers for value-added services. Our old billing system was unable to perform this function. We expect to experience higher revenues as a result of our new rate structure and our new billing system, primarily because we are now billing for the value-added services. Our new system is also web-based. Our dealers may access their accounts through their internet connections, and may add or delete accounts or services we provide to them for each account. We believe that this provides us with a competitive advantage. While we believe that our new price structure is competitive in the marketplace, we may lose some dealers to our competitors as a result of our new price structure and billing system.

    We currently plan to spend up to $500,000 during the next 12 months on capital expenditures, primarily related to development of new software, which we will use in our business.

    Our scheduled debt payments under the McGinn Facility aggregate to approximately $1,275,000 for the fourth quarter of 2002, and approximately $3,545,000 for 2003. Scheduled payments under the SAFE settlement agreement are $630,000 in the fourth quarter of 2002, and $840,000 in the first two quarters of 2003. Scheduled payments on notes financing our insurance policies range from $4,259 to 45,590 per month through June 15, 2003.

    During the third quarter of 2001, management of SAI commenced a strategic review of SAI's business operations and its corporate organization structure with a view to developing a business strategy that would place SAI in a stronger position to deal with the changing business environment and challenges facing SAI's core operations. The objectives of the review were to set out a plan to improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, and servicing capabilities supported by upgraded management information systems. This review was completed during the fourth quarter of 2001, and the implementation of a plan to consolidate our monitoring centers to three facilities from six regional facilities commenced. As of September 30, 2002, the consolidation was principally complete, with the exception of certain trailing severance costs, lease costs and redundant telecommunications costs. Management believes that most of these costs will be eliminated by the end of the fourth quarter 2002. Management anticipates that its 2003 ongoing monthly operating costs will be reduced by $350,000 to $400,000 as compared to the third quarter of 2001.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


INFLATION

    Management does not believe that inflation had a significant impact on its results of operations for the periods presented.


Item 3.  Controls and Procedures

    We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                OTHER INFORMATION
                               SEPTEMBER 30, 2002

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

    On August 8, 2002, we filed suit against Timothy Newman and Infinity Monitoring et al in the Circuit Court of Cook County, Illinois (case no. 02 CH 14503). This suit was instituted against a former employee, Tim Newman, his newly created monitoring company and certain dealers and other former employees alleging that Newman violated his fiduciary duties to SAI by forming a competing company while still employed by SAI, for stealing certain key employees, interference with contractual relationships with our alarm dealers, and misappropriation of trade secrets. We are seeking approximately $382,000 and a protective order preventing further interference with our customers/alarm dealers. We will pursue our claims vigorously.

    On September 10, 1999, a Writ of Summons was issued against SAI North Central Command Center, Inc., our wholly owned subsidiary, and Blair Communications, Inc. (First Evangelical Lutheran Church vs. Blair Communications, Inc. et al, No. 1999-04689 (Blair County, Pennsylvania)). The case involves damages resulting from a fire at the First Evangelical Lutheran Church. In June 2000, a complaint was filed asserting that SAI North Central was liable for the damage to the church based on the theory that the installing dealer was acting as SAI North Central's agent. Damages sought exceed $4,000,000. During the third quarter of 2002, we were granted a judgement confirming that our liability, if any, would be limited to $250 per our limitation of liability clauses in our monitoring contract. The plaintiff has subsequently appealed. SAI believes it has no liability in this matter and will vigorously defend its position.

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

    We have been named as a fourth party defendant in a lawsuit involving a structural fire in Cleveland, Ohio. At this time, we have not received the complaint and cannot determine the basis for the suit nor the potential liability. SAI will however defend itself vigorously.

    From time to time we experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition or results of operations.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                OTHER INFORMATION
                               SEPTEMBER 30, 2002






   Item 2. Changes in Securities and Use of Proceeds.

    On July 24, 2002, SAI issued options to purchase 50,000 shares of common stock to Tracy Jones, a Vice President of SAI in connection with his employment with SAI. Options to purchase these shares have an exercise price of $2.50 per share, vest over a two year period and expire 6 years from the date of the grant.

    On August 28, 2002, SAI issued options to purchase 4,850,000 shares of common stock to its officers and directors under a stock option plan that had been approved by our stockholders. Options to purchase these shares are as follows:


                        Award      Shares    Price   Vested    Vested    Vested    Vested    Vested    Vested   Vested    Expiration
                         Date                                                                                                 Date
          Participant                         per             12/31/02   2/15/03  8/31/03   12/31/03  8/15/04   8/31/04
                                             share


Brannen, James S.       8/28/02    150,000   $2.50   150,000                                                                 8/27/05
Jones, Michael B.       8/28/02    150,000   $2.20   150,000                                                                 8/27/08
Oberlander, Douglas J.  8/28/02    150,000   $2.20   150,000                                                                 8/27/08
Birk, John R.           8/15/02    100,000   $0.60    33,333              33,333                       33,334                8/27/12
Davis, Ronald, I.       8/28/02    300,000   $2.50   300,000                                                                 8/27/05
Salvatore, Thomas J.    8/28/02    600,000   $2.50   200,000   200,000                       200,000                         8/27/12
Ruzika, Stephen J.      8/28/02    750,000   $2.50   250,000   250,000                       250,000                         8/28/12
Gross, Raymond A.       8/28/02  1,350,000   $2.50   450,000   450,000                       450,000                         8/27/12
Lucking, Paul M.        8/28/02    900,000   $2.50   300,000   300,000                       300,000                         8/27/12
Talcott, Randall L.     8/28/02    400,000   $2.50   133,333                      133,333                       133,334      8/27/12


    We did not receive any cash proceeds in exchange for the securities issued. No underwriters were engaged in connection with these securities. These sales was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The securities were issued to a very limited number of individuals.


   Item 3. Defaults Upon Senior Securities.

    During the third quarter of 2001 and the first, second and third quarter of 2002, SAI was not in compliance with two covenants contained in the McGinn financing agreement. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

    A dispute had arisen regarding a note issued by us to SAFE related to the sale of assets by SAI to SAFE, which has been resolved in June of 2002. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

   Item 4. Submission of Matters to a Vote of Security Holders.

   At our Annual Meeting of Stockholders held on July 24, 2002, SAI presented to the stockholders the re-election of Ronald I. Davis, Raymond A. Gross, Douglas
J. Oberlander, Mark Radzik, Stephen J. Ruzika and Thomas J. Salvatore as Directors, all of whom were re-elected with 11,884,818 shares voted for each and 31,400 shares withheld for each. SAI also presented to the stockholders the following matters to be voted upon: 1) Proposal to approve the issuance of 525,000 shares of common stock Chairman Salvatore; 2) Approve an amendment to the Security Associates International, Inc. Stock Option Plan increasing the number of shares of common stock available under the plan from 3,000,000 shares to 8,000,000 shares; and 3) Proposal to approve an amendment to the Certificate of Designations of the Series A Convertible Preferred Stock removing the voting restriction that limits the holders of Series A Convertible Preferred Stock to no more than 45% of the votes eligible to vote on a given matter presented for a vote by the stockholders. A total of 22,002,518 shares were eligible to vote on each matter presented at the Annual Meeting, with 11,916,219 present in person or by proxy, all of which were approved by the following votes of the stockholders:

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                OTHER INFORMATION
                               SEPTEMBER 30, 2002


                                                                       NUMBER OF SHARES
                                                                                                                  Broker
                                                         For                 Against          Abstain             Non Votes
                                                         ---                 -------          -------             ---------

1)       Proposal to approve the
         issuance of 525,000 shares of
         common stock Chairman
         Salvatore.........                           11,215,551             697,667            3,000                 --

2)       Approve an amendment to
         the Security Associates
         International, Inc. Stock Option
         Plan increasing the number of shares
         of common stock available under
         the plan from 3,000,000 shares
         to 8,000,000 shares.............             11,225,795             687,423            3,000                 --




3)       Proposal to approve an amendment
         to the Certificate of Designations of
         the Series A Convertible Preferred
         Stock removing the voting restriction
         that limits the holders of Series A
         Convertible Preferred Stock to no more
         than 45% of the votes eligible to vote on
         a given matter presented for a vote by
         the stockholders...................          11,847,842              62,632            5,744                 --



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


     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of 2002 by the Company's Audit Committee to be performed by McGladrey & Pullen, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the third quarter of 2002 (see list below) are each considered by the Company to be audit-related services, except for the tax consultations, which are considered to be other services. Each of the services has been approved in accord with a pre-approval from the Audit Committee or the Committee's Chairman pursuant to delegated authority by the Committee.


         During the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of McGladrey & Pullen for the following non-audit services: (1) audit of the Company's 401(k) plan; (2) consultations regarding certain accounting matters; and (5) tax consultations.

                     SECURITY ASSOCIATES INTERNATIONAL, INC.
                                OTHER INFORMATION
                               SEPTEMBER 30, 2002




Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None.


(b) Reports on Form 8-K.

    On July 18, 2002, we filed a Current Report on Form 8-K announcing that a settlement had been reached, and the terms thereof, in regard to litigation between SAI and Security Alarm Financing Enterprises, Inc.

    On August 6, 2002, we filed a Current Report on Form 8-K announcing that SAI dismissed Arthur Andersen LLP who was our principal accountant and engaged McGladrey & Pullen, LLP as our new audit firm.

    On August 14, 2002, we filed a Current Report on Form 8-K containing Item 7 exhibits (the certifications required pursuant to the Sarbanes-Oxley Act of 2002) and Item 9 Regulation FD disclosure.

    On August 19, 2002, we filed an Amended Current Report on Form 8-K announcing that SAI dismissed Arthur Andersen LLP who was our principal accountant and engaged McGladrey & Pullen, LLP as our new audit firm.

    On August 23, 2002, we filed an Amended Current Report on Form 8-K announcing that SAI dismissed Arthur Andersen LLP who was our principal accountant and engaged McGladrey & Pullen, LLP as our new audit firm.

    On September 20, 2002, we filed a Current Report on Form 8-K containing Item 7 exhibits (the certifications required pursuant to the Sarbanes-Oxley Act of 2002).



SIGNATURES, AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY.


         The following pages include the Signatures page for this Form 10-QSB, and separate Certifications of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company.


         The Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act") in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting." Item 3 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the Company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).


         A second form of Certification, which is required by section 1350 of chapter 63 of title 18 of the United States Code, accompanies the Form 10-QSB as a correspondence file to the Commission.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Security Associates International, Inc.

Date: November 14, 2002                  By: /s/  Raymond A. Gross
                                             Chief Executive Officer
                                             and President

                                         By: /s/  Randall L. Talcott
                                             Chief Financial Officer

                                 CERTIFICATIONS

     I, Raymond A. Gross, certify that:

1 I have reviewed this quarterly report on Form 10-QSB of Security Associates International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002             By:   /s/      RAYMOND A. GROSS
       -----------------                   --------------------------------
                                           Raymond A. Gross, Chief Executive
                                             Officer and President

     I, Randall L. Talcott, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Security Associates International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                By:   /s/  RANDALL L. TALCOTT
       -----------------                     -----------------------------------
                                                   Randall L. Talcott,
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number              Description of Exhibit

 99.1             Certification Pursuant to 18 U.S.C. Section 1350

 99.2             Certification Pursuant to 18 U.S.C. Section 1350